Form 10-Q
period 2014-03-31
BALLY, CORP.
filed 2014-05-15
CIK 1591565

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-192387

Bally, Corp.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2620 Regatta Drive, Ste 102, Las Vegas, NV 89128
(Address of principal executive offices)

877-284-1041
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 10, 2014, there 5,235,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BALLY, CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1 Amendment No. 2 filed with the SEC on February 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

BALLY, CORP.

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON MARCH 13, 2013 TO DECEMBER 31, 2013

BALLY, CORP.
(A Development Stage Company)
Balance Sheets
March 31, 2014
(Unaudited)

	March 31, 2014	September 30, 2013

ASSETS
Current Assets
Cash	$5,301	$13,093
Prepaid Expenses	100	-
Total Current Assets	5,401	13,093

Total Assets	$5,401	$13,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	2,000	-
Due to shareholder	$1,199	$1,199

Total Liabilities	3,199	1,199

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,235,000 and 5,000,000 shares issued and outstanding, respectively	524	500
Additional paid-in capital	26,826	24,500
Deficit accumulated during the development stage	(25,148)	(13,106)
Total Stockholders' Equity	2,202	11,894

Total Liabilities and Stockholders' Equity	$5,401	$13,093

The notes are an integral part of these unaudited financial statement

BALLY, CORP.
(A Development Stage Company)
Statements of Operations
 (Unaudited)

	Three Months Ended March 31, 2014	For the Period from Inception (March 13, 2013) through March 31, 2013	Six Months Ended March 31, 2014	For the Period from Inception (March 13, 2013) through March 31, 2014

Revenue	$-	$-	$-	$-

Operating Expenses:
General & administrative	67	999	642	1,266
Professional fees	9,800	-	11,400	23,882
Total operating expenses	9,867	999	12,042	25,148

Net loss	$(9,867)	$(999)	$(12,042)	$(25,148)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number Of Common Shares Outstanding	5,010,444	0	5,005,165

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from Inception (March 13, 2013) to March 31, 2014
(Unaudited)

	Common Shares		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance – March 13, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	5,000,000	500	24,500	-	25,000
Net loss for the period	-	-	-	(13,106)	(13,106)

Balance – September 30, 2013	5,000,000	$500	$24,500	$(13,106)	$11,894

Common shares issued for cash at $0.01 per share	235,000	24	2,326	-	2,350

Net Loss	-	-	-	(12,042)	(12,042)

Balance – March 31, 2014	5,235,000	$524	$26,826	$(25,148)	$2,202

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
(A Development Stage Company)
Statements of Cash Flows
 (Unaudited)

	Six Months Ended March 31, 2014	For the Period from Inception (March 13, 2013) through March 31, 2013	For the Period from Inception (March 13, 2013) through March 31, 2014

Cash Flows from Operating Activities:
Net loss	$(12,042)	$(999)	$(25,148)
Changes in operating assets and liabilities:
Prepaid expenses	(100)	-	(100)
Accounts payable	2,000	-	2,000
Net cash Used in Operating Activities	(10,142)	(999)	(23,248)

Cash Flows from Investing Activities:	-		-

Cash Flows from Financing Activities:
Advance from shareholder	-	999	1,199
Proceeds from issuance of common stock	2,350	-	27,350
Net cash provided by Financing Activities	2,350	999	28,549

Net increase (decrease) in cash	(7,792)	-	5,301

Cash at beginning of period	13,093	-	-

Cash end of period	$5,301	$-	$5,301

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the "Company") was incorporated in the State of Nevada on March 13, 2013 and it is based in Mehlon, Ludhiana, Punjab, India.  The Company is a development stage company that intends to operate as an ecommerce hardware store.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 "Development Stage Entities."  The Company is devoting substantially all of its efforts to the development of its business plans.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Concentrations of Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Loss per Share

The Company has adopted ASC 260, "Earnings Per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of March 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained a net loss of $25,148 from inception and used cash in operating activities of $23,248 for the period since inception.  These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and related party loans.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended March 31, 2014 and September 30, 2013 to the Company's effective tax rate is as follows:

	Six Month Ended March 31, 2014	Period from inception (March13, 2013) to September 30, 2013
Income tax expense at statutory rate	$(4,094)	$(4,456)
Change in valuation allowance	4,094	4,456
Income tax expense	$-	$-)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of March 31, 2014 and September 30, 2013 are as follows:
	March 31, 2014	September 30, 2013
Net Operating Loss	$8,550	$4,456
Valuation allowance	(8,550)	(4,456)
Net deferred tax asset	$-	$-)

The Company has approximately $25,148 of net operating losses ("NOL") carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 – SHAREHOLDER'S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On August 5, 2013 the company issued 5,000,000 common shares for $25,000 cash to the sole officer and director.

During March 2014, the Company issued 235,000 shares to 3 unaffiliated investors at $0.01 per share for $2,350 cash.

Preferred Share Issuances

There were no preferred shares issued from inception (March 13, 2013) to March 31, 2014.

NOTE 6 – DUE TO SHAREHOLDER

As of March 31, 2014, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $1,199. The Company plans to pay the loan back as cash flows become available.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued. There have been no other events that would require adjustment to or disclosure in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Form S-1 Amendment No. 2, as filed on February 28, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Bally," "we," "us," or "our" are to Bally, Corp.

Corporate Overview

We were incorporated under the laws of the state of Nevada on March 13, 2013 and we intend to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. We plan to market via our website: http://www.ballycorp.com and sell these products directly to end users through our website.

Our fiscal year end is September 30.  Our business address is 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  The address of our agent for service in Nevada and registered corporate office is c/o Corp 95, LLC, 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  Our telephone number is 1-888-475-4489.

Results of Operations

The following table provides selected financial data about our company for the period ended March 31, 2014 and the year ended September 30, 2013.

Balance Sheet Date	March 31, 2014	September 30, 2013

Cash	$5,301	$13,093
Total Assets	$5,401	$13,093
Total Liabilities	$3,199	$1,199
Stockholders' Equity	$2,202	$11,894

Our decrease in cash of $7,792 can be attributed to costs associated with professional fees incurred with our prospectus offering.

The following summary of our results of operations, for the three months ended March 31, 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q

	Three Months Ended March 31,	For the Period from Inception (March 13, 2013) through March 31,	Six Months Ended March 31,
	2014	2013	2014
Revenue	$-	$	$-
Operating Expenses
Selling, general and administrative	67	999	642
Professional fees	9,800	-	11,400
Total Operating expenses	9,867	999	12,042
Operating loss	(9,867)	(999)	(12,042)
Provision for income tax	-	-	-
Net Loss	$(9,867)	$(999)	$(12,042)

We have generated no revenues since inception on March 13, 2013 and have a net loss of $25,148 through March 31, 2014.   Total expenses, since inception, were comprised of Professional Fees of $23,882 and general and administrative costs of $1,266.

Three months ending March 31, 2014 and for the period from inception (March 13, 2013) through March 31, 2013:

For the three months ended March 31, 2014, we incurred $67 in general and administrative expenses and $9,800 in professional fees, resulting in an operating and net loss of $9,867 compared to 999 in general administrative expenses and $0.00 in professional fess for the period from inception (March 13, 2013) through March 31, 2013, resulting in an operating and net loss of 999.

Six months ending March 31, 2014:

For the six months ended March 31, 2014, we incurred $642 in general and administrative expenses and $11,400 in professional fees, resulting in an operating and net loss of $12,042.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash we are attempting to raise money from our recent Offering.  On November 18, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company sought to raise $60,000 under the Offering.  During March, 2014, the Company sold 235,000 shares under the Prospectus, raising a total of $2,350.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at March 31, 2014, our cash balance was $5,301 and we had current liabilities $3,199.

We had no material commitments for capital expenditures as of March 31, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of March 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	March 31,	September 30,
	2014	2013

Current Assets	$5,401	$13,093
Current Liabilities	$3,199	$1,199
Working Capital	$2,202	$11,894

Cash Flows

	For The Six Months Ended March	For the Period from Inception (March 13, 2013) through March 31,
	2014	2013

Cash Flows used in Operating Activities	$(10,142)	$(999)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	$2,350	$999
Net Increase (Decrease) in Cash During Period	$(7,792)	$-

As at March 31, 2014, our company's cash balance was $5,301 compared to $13,093 as at September 30, 2013 and our total assets were $5,401 compared with $13,093 as at September 30, 2013. The decrease in cash and total assets was primarily due to the costs associated with public offering and ongoing regulatory requirements.

As at March 31, 2014, our company had total liabilities of $3,199 compared with total liabilities of $1,199 as at September 30, 2013.

As at March 31, 2014, our company had a working capital of $2,202 compared with a working capital of $11,894 as at September 30, 2013. The decrease in working capital was primarily attributed to costs related to our public offering.

Cash Flow from Operating Activities

During the six months ended March 31, 2014, our company used $10,142 in cash from operating activities compared to 999 for the period from inception (March 13, 2013) to March 31, 2013.  The cash used from operating activities was attributed to professional fees related to its recent prospectus offering as well as the number of days from inception (March 13, 2013) to March 31, 2013.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended March 31, 2014.

Cash Flow from Financing Activities

During the six months ended March 31, 2014, our company received $2,350 in cash in financing activities due from proceeds from the issuance of common shares.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended September 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended March 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                                        Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1                                             Rule 1350 Certification of Principal Executive and Financial Officer
101.INS*                             XBRL Instance
101.SCH*                          XBRL Taxonomy Extension Schema
101.CAL*                          XBRL Taxonomy Extension Calculations
101.DEF*                          XBRL Taxonomy Extension Definitions
101.LAB*                          XBRL Taxonomy Extension Labels
101.PRE*                          XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALLY, CORP.
(Registrant)

Dated: May 15, 2014	/s/ Surjeet Singh
Surjeet Singh
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)