Form 10-Q
period 2014-06-30
BALLY, CORP.
filed 2014-08-14
CIK 1591565

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 14, 2014, there were 6,525,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BALLY, CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BALLY, CORP.

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION ON MARCH 13, 2013 TO JUNE 30, 2014

BALLY, CORP.
(A Development Stage Company)
Balance Sheets
 (Unaudited)

	June 30, 2014	September 30, 2013

ASSETS
Current Assets
Cash	$12,903	$13,093
Prepaid expenses	100	-
Total Current Assets	13,003	13,093

Total Assets	$13,003	$13,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$4,000	$-
Due to shareholder	1,199	1,199

Total Liabilities	5,199	1,199

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,285,000 and 5,000,000 shares issued and outstanding, respectively	629	500
Additional paid-in capital	37,221	24,500
Deficit accumulated during the development stage	(30,046)	(13,106)
Total Stockholders' Equity	7,804	11,894

Total Liabilities and Stockholders' Equity	$13,003	$13,093

The notes are an integral part of these unaudited financial statements

BALLY, CORP.
(A Development Stage Company)
Statements of Operations
(Unaudited)

				For the Period from Inception	Accumulative
	Three Months Ended		Nine Months	March 13, 2013	from Inception
	June 30		Ended	to	March 13, 2013
	2014	2013	June 30, 2014	June 30, 2013	to June 30, 2014

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
General & administrative	398	46	1,040	46	1,664
Professional fees	4,500	700	15,900	1,699	28,382
Total operating expenses	4,898	746	16,940	1,745	30,046

Net loss	$(4,898)	$(746)	$(16,940)	$(1,745)	$(30,046)

Basic and Diluted Loss
per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number Of Common Shares Outstanding	5,994,780	-	5,336,136	-

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
(A Development Stage Company)
Statement of Stockholders' Equity
 (Unaudited)

			Additional	Deficit Accumulated
	Common Shares		Paid-In	During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance – March 13, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued
for cash at $0.005 per share	5,000,000	500	24,500	-	25,000
Net loss for the period	-	-	-	(13,106)	(13,106)

Balance – September 30, 2013	5,000,000	$500	$24,500	$(13,106)	$11,894

Common shares issued
for cash at $0.01 per share	1,285,000	129	12,721	-	12,850
Net loss for the period	-	-	-	(16,940)	(16,940)

Balance – June 30, 2014	6,285,000	$629	$37,221	$(30,046)	$7,804

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
(A Development Stage Company)
Statements of Cash Flows
For the Period from Inception
March 13, 2013 to June 30, 2014
(Unaudited)

		For the Period from	Accumulative
	Nine Months	Inception	from Inception
	Ended	March 13, 2013 to	March 13, 2013
	June 30, 2014	June 30, 2013	to June 30, 2014

Cash Flows from Operating Activities:
Net loss	$(16,940)	$(1,745)	$(30,046)
Changes in operating assets and liabilities:
Prepaid expenses	(100)	-	(100)
Accounts payable	4,000	-	4,000
Net cash Used in Operating Activities	(13,040)	(1,745)	(26,146)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Advance from shareholder	-	26,199	1,199
Proceeds from issuance of common stock	12,850	-	37,850
Net cash provided by Financing Activities	12,850	26,199	39,049

Net (decrease) increase in cash	(190)	24,454	12,903

Cash at beginning of period	13,093	-	-

Cash end of period	$12,903	$24,454	$12,903

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2014
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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's S-1 Amendment No. 2 filed with the SEC on February 28, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending September 30, 2014, or any other period.

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

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures",  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The fair value of accrued expenses and due to shareholder approximates their carrying amounts because of their immediate or short term maturity.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of June 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained a net loss of $30,046 and used cash in operating activities of $26,146 for the period from inception to June 30, 2014.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and related party loans.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended June 30, 2014 and September 30, 2013 to the Company's effective tax rate is as follows:

		For the Period from
	Nine Months	Inception
	Ended	March 13, 2013 to
	June 30, 2014	September 30, 2013
Income tax expense at statutory rate	$(5,760)	$4,456
Change in valuation allowance	5,760	(4,456)
Income tax expense	$-	$-)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of June 30, 2014 and September 30, 2013 are as follows:
	June 30, 2014	September 30, 2013
Net Operating Loss	$10,216	$4,456
Valuation allowance	(10,216)	(4,456)
Net deferred tax asset	$-	$-)

The Company has approximately $30,046 of net operating losses ("NOL") carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 – SHAREHOLDER'S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On August 5, 2013, the company issued 5,000,000 common shares for $25,000 cash to the sole officer and director.

During the nine months ended June 30, 2014, the Company issued 1,285,000 shares to 18 unaffiliated investors at $0.01 per share for $12,850 cash.

Preferred Share Issuances

There were no preferred shares issued from inception March 13, 2013 to the period ended June 30, 2014.

NOTE 6 – DUE TO SHAREHOLDER

As of June 30, 2014, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $1,199. The Company plans to pay the loan back as cash flows become available.

NOTE 7 – SUBSEQUENT EVENTS

In July 2014 the Company issued 240,000 shares to 2 unaffiliated investors for $0.01 per share for total proceeds of $2,400.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no other material events have occurred that require disclosure.

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

Our fiscal year end is September 30.  Our business address is 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  The address of our agent for service in Nevada and registered corporate office is c/o Corp 95, LLC, 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  Our telephone number is 1-877-284-1041.

The following table provides selected financial data about our company for the period ended June 30, 2014 and the year ended September 30, 2013.

Balance Sheet Date	June 30, 2014	September `30, 2013

Cash	$12,903	$13,093
Total Assets	$13,003	$13,093
Total Liabilities	$5,199	$1,199
Stockholders' Equity	$7,804	$11,894

Our decrease in cash of $190 was primarily due to $12,850 proceeds received from issuance of common stock, which was offset by $15,900 costs associated with professional fees incurred with our prospectus offering and quarterly reporting.

Results of Operations

The following summary of our results of operations, for the quarter ended June 30, 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q.

				For the Period from	Accumulative
	Three Months Ended		Nine Months	Inception	from Inception
	June 30,		Ended	March 13, 2013 to	March 13, 2013
	2014	2013	June 30, 2014	June 30, 2013	to June 30, 2014

Revenue	$-	$-	$-	$-	$-

Operating Expenses:
General & administrative	398	46	1,040	46	1,664
Professional fees	4,500	700	15,900	1,699	28,382
Total operating expenses	4,898	746	16,940	1,745	30,046
Operating loss	(4,898)	(746)	(16,940)	(1,745)	(30,046)
Provision for income tax	-	-	-	-	-

Net loss	$(4,898)	$(746)	$(16,940)	$(1,745)	$(30,046)

We have generated no revenues since inception on March 13, 2013 and have a cumulative net loss of $30,046 through June 30, 2014.   Total expenses, since inception, were comprised of Professional Fees of $28,382 and general and administrative costs of $1,664.

Three months ended June 30, 2014 and 2013:

For the three months ended June 30, 2014, we incurred $398 in general and administrative expenses and $4,500 in professional fees, resulting in an operating and net loss of $4,898 compared to 46 in general administrative expenses and $700 in professional fees for the three months ended June 30, 2013, resulting in an operating and net loss of 746.

Nine months ended June 30, 2014 and for the period from inception (March 13, 2013) through June 30, 2013:

For the nine months ended June 30, 2014, we incurred $1,040 in general and administrative expenses and $15,900 in professional fees, resulting in an operating and net loss of $16,940, compared to $46 in general administrative expenses and $1,699 in professional fees, resulting in an operating and net loss of $1,745, for the period from inception (March 13, 2013) through June 30, 2013.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash we are attempting to raise money from our recent Offering.  On November 18, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company sought to raise $60,000 under the Offering.  During the nine months ended June 30, 2014, the Company sold 1,285,000 shares under the Prospectus, raising a total of $12,850.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

At June 30, 2014, our cash balance was $12,903 and we had current liabilities $5,199.

We had no material commitments for capital expenditures as of June 30, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of June 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	June 30,	September 30,
	2014	2013

Current Assets	$13,003	$13,093
Current Liabilities	$5,199	$1,199
Working Capital	$7,804	$11,894

Cash Flows

	For The Nine Months Ended June 30,	For the Period from Inception (March 13, 2013) through June 30,
	2014	2013

Cash Flows used in Operating Activities	$(13,040)	$(1,745)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	$12,850	$26,199
Net (Decrease) Increase in Cash During Period	$(190)	$24,454

At June 30, 2014, our company's cash balance was $12,903 compared to $13,093 at September 30, 2013 and our total assets were $13,003 compared with $13,093 at September 30, 2013. The decrease in cash and total assets was primarily due to the costs associated with public offering and ongoing regulatory requirements.

At June 30, 2014, our company had total liabilities of $5,199 compared with total liabilities of $1,199 at September 30, 2013.

At June 30, 2014, our company had working capital of $7,804 compared with a working capital of $11,894 at September 30, 2013. The decrease in working capital was primarily attributed to costs related to our public offering.

Cash Flow from Operating Activities

During the nine months ended June 30, 2014, our company used $13,040 in cash from operating activities compared to 1,745 for the period from inception (March 13, 2013) to June 30, 2013.  The cash used from operating activities was attributed to professional fees related to its recent prospectus offering as well as the number of days from inception (March 13, 2013) to June 30, 2013.

Cash Flow from Investing Activities

The company did not use any funds for investing activities from Inception (March 13, 2013) through June 30, 2014.

Cash Flow from Financing Activities

During the nine months ended June 30, 2014, our company received $12,850 in cash in financing activities due from proceeds from the issuance of common shares.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended June 30, 2014.

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
BALLY, CORP.
(Registrant)

Dated: August 14, 2014	/s/ Surjeet Singh
Surjeet Singh
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)