Form 10-K
period 2014-09-30
BALLY, CORP.
filed 2014-12-29
CIK 1591565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-192387

BALLY, CORP.
 (Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2620 Regatta Drive, Ste 102, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   877-284-1041

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2014, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

9,850,000 as of December 19, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company," "Bally", "we," "us" or "our" are to Bally, Corp.

Item 1. Business.

Business Development

We were incorporated under the laws of the state of Nevada on March 13, 2013 and we intend to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. We plan to market via our website: http://www.ballycorp.com and sell these products directly to end users through our website.

Item 1A. Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own interests in any real property.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol "BLYQ".  Our stock was approved for quotation on the OTCBB on November 20, 2014.  However, as of the date of filing this Annual Report, our stock had not traded.

As at December 19, 2014, there were 27 stockholders of record and an aggregate of 9,850,000 shares of our common stock were issued and outstanding.  Of the 9,850,000 shares of common stock outstanding, 5,000,000 held by Surjeet Singh, our prior Chief Executive Officer and 3,000,000 held by Katiuska Moran, our current sole director and officer may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we are considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

Dividend Policy

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Prospective investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.  If prospective investors purchase Shares pursuant to this Offering, they must be prepared to be unable to liquidate their investment and/or lose their entire investment.

Since we are not in a financial position to pay dividends on our common stock, and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 5, 2013, the Company issued 5,000,000 shares of common stock to Mr. Surjeet Singh for cash at $0.005 per share for a total of $25,000.

On August 8, 2014, the Company issued 3,000,000 shares of common stock to Ms. Katiuska Moran for cash at $0.001 per share for a total of $3,000.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2014.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Form S-1 Amendment No. 2  as filed on February 28, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Bally," "we," "us," or "our" are to Bally, Corp.

Corporate Overview

Bally, Corp. was incorporated in the State of Nevada on March 13, 2013.  Bally intends to establish itself as a branded online distribution and retail hardware company offering reliable and affordable small farming, household gardening and tool products.

We intend to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. We plan to market via our website: http://www.ballycorp.com   and sell these products directly to end users through our website.  We entered into our 1st supply agreement from a Manufacturer based in Mainland China on October 15, 2013.

Bally's business and corporate address is 2620 Regatta Dr., Ste 102, Las Vegas, 89128.  Our telephone number in North America is 877-284-1041 and in India it is 0008001004322 and our registered agent for service of process is CORP 95, LLC, 2620 Regatta Dr., Ste., 102, Las Vegas, Nevada, 89128.  Our fiscal year end is September 30.

We have commenced only minimal business operations and have not generated any revenues.  Our auditors issued a "substantial doubt" going concern opinion. Our only assets are our cash at September 30, 2014, consisting of approximately $12,885 in cash generated from the issuance of shares of Company common stock.

In our initial public offering, we registered for sale a total of 6,000,000 shares of our common stock on a self-underwritten, "best efforts" basis. As of the date of this report, the Company has issued 1,850,000 shares of its common stock to investors at a rate of $0.01 per share for a total amount raised of $18,500. The Company's public offering has been closed and no additional funds will be raised from our initial offering.

Results of Operations

The period ended September 30, 2013 is comprised of 202 days as compared to an entire year for September 30, 2014.

We have generated no revenues since inception (March 13, 2013) and have incurred $67,514 in expenses through September 30, 2014.

The following table provides selected financial data about our company for the year ended September 30, 2014 and 2013.

Balance Sheet Date	September 30, 2014	September 30, 2013
Cash	$12,885	$13,093
Total Assets	$12,885	$13,093
Total Liabilities	$7,699	$1,199
Stockholders' Equity	$5,186	$11,894

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

		For the Period from
		Inception
	Year Ended	March 13, 2013 to
	September 30, 2014	September 30, 2013

Revenue	$-	$-

Operating Expenses
General & administrative	28,384	624
Professional fees	26,024	12,482
Total operating expenses	54,408	13,106
Net loss before income tax	(54,408)	(13,106)
Income tax provision	-	-
Net loss	$(54,408)	$(13,106)

Revenue

We have generated no revenues since inception on March 13, 2013.

Expenses

We have a net loss of $67,514 since inception on March 13, 2013 through September 30, 2014.  Total expenses were comprised of professional fees of 38,506 and general and administrative costs of $29,008.

Operating expenses for the year ended September 30, 2014 increased by $41,302 from $13,106 for the period ended September 30, 2013.  The increase in expenses can be attributed to increased professional fees, general and administrative expenses as we had a full year of operations for 2014 as compared to 202 days for the period from inception to September 30, 2013. Our professional fees of $26,024 were primarily due to legal and accounting fees related to our recent S-1 registration statement and other regulatory costs.

Liquidity and Financial Condition

Currently we do not have sufficient funds for any our business development over the next 12 months.

Working Capital
	As At September 30,		(Decrease)/
	2014	2013	Increase
Current Assets	$12,885	$13,093	$(208)
Current Liabilities	7,699	1,199	6,500
Working Capital	$5,186	$11,894	$(6,708)

Cash Flows
		March 13, 2013
	Year Ended	(inception) through
	September 30, 2014	September 30, 2014

Net cash used in operating activities	$(20,908)	$(13,106)
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,700	26,199
Net (decrease) increase in cash and cash equivalents	$(208)	$13,093

Cash Flow from Operating Activities

During the year ended September 30, 2014, our company used $20,908 in cash from operating activities compared to the use of $13,106 of cash for operating activities during the period ended September 30, 2013. The increase in cash used for operating activities was primarily attributed to professional fees related to our recent S-1 offering and other regulatory requirements.

Cash Flow from Investing Activities

From inception through to September 30, 2014, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended September 30, 2014, our company received $20,700 in cash in financing activities, $17,700 cash proceeds received from the issuance of common shares to unaffiliated investors and $3,000 cash proceeds received from the issuance of common shares to current sole officer and director, compared to cash provided by financing activities of $26,199 for the period ended September 30, 2013, for $25,000 cash received from a previous officer and director for purchase of common shares and $1,199 non-interest bearing demand loan received from a previous officer and director .

We had no material commitments for capital expenditures as at September 30, 2014 and 2013.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at September 30, 2014 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

Plan of Operation

Our business objectives for the next 12 months, provided the necessary funding is available, are to generally expand upon our business, with a focus on the development of our website and development of a customer base.

We believed that $30,000 is required in order to finalize development of the website, advertise and market our website and products and buy sufficient inventory in order to carry our business plan. To design and develop our website fully in both English and Standard Hindi with mobile-optimization, we will require $2,000. $7,000 will be allocated to purchasing sufficient inventory to sell on our website. Our advertising and marketing budget of $8,000 will be used to set up Google Adwords/Pay-per-Click Campaigns targeting people searching for our products, as well as an SEO effort that includes hiring a writer for blogging, link-building and social media marketing campaigns.  An additional $12,000 will be used for Professional fees, which include fees to an accountant and legal advice. $1,000 will be used for miscellaneous office expenses that are necessary to operate our business, such as phone service and internet service.

Once we have completed our website and it is fully operational we will begin to market our website using the following online social media avenues:

•         facebook
•         twitter
•         google adwords
•         blogging

We expect to contract out the marketing and advertising of our website and we will begin that once our website is fully developed and operational.  We have hired an independent contractor to design and develop the website and we will hire another independent contractor to market and advertise our website and products.  There will be no long-term agreement or contract with the independent contractors to maintain or manage the website or for our marketing and advertising initiatives. Because there will be no long-term agreement with independent contractors to maintain and troubleshoot issues that may arise with the website, the sole officer may not be able to resolve any potential problems, which could negatively affect the business. We expect this process to take approximately 4 months and initial advertising and marketing of our services to take 2 months.  As such, we expect to generate revenues in the last six months of the year.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We have generated no revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering. On March 17, 2014, the Company's Registration Statement on Form S-1 was declared effective, which the Company sought to raise $60,000 under the Offering.  As of the date of this report the Company has sold 1,850,000 at $0.01 per share for $18,500 cash.  To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bally, Corp.

We have audited the accompanying balance sheets of Bally, Corp. as of September 30, 2014 and 2013 and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2014 and for the period March 13, 2013 (Inception) to September 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has a loss from operations of $54,408, and an accumulated deficit of $67,514. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bally, Corp. as of September 30, 2014 and 2013, and the results of its operations and cash flows for the year ended September 30, 2014 and for the period March 13, 2013 (Inception) to September 30, 2013 in conformity with accepted accounting principles generally accepted in the United States of America.

/S/Paritz & Company, P.A.

Hackensack, New Jersey
December 8, 2014

BALLY, CORP.
Balance Sheets

	September 30,	September 30,
	2014	2013

ASSETS
Current Assets
Cash	$12,885	$13,093
Total Current Assets	12,885	13,093

Total Assets	$12,885	$13,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,500	$-
Due to shareholder	1,199	1,199
Total Current Liabilities	7,699	1,199

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,770,000 and 5,000,000 shares issued and outstanding, respectively	977	500
Additional paid-in capital	71,723	24,500
Accumulated deficit	(67,514)	(13,106)
Total Stockholders' Equity	5,186	11,894

Total Liabilities and Stockholders' Equity	$12,885	$13,093

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.
Statements of Operations

		For the Period from
		Inception
	Year Ended	March 13, 2013 to
	September 30, 2014	September 30, 2013

Revenue	$-	$-

Operating Expenses
General & administrative	28,384	624
Professional fees	26,024	12,482
Total operating expenses	54,408	13,106
Net loss before income tax	(54,408)	(13,106)
Income tax provision	-	-
Net loss	$(54,408)	$(13,106)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number
Of Common Shares Outstanding	6,011,068	2,351,485

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.
Statement of Stockholders' Equity
			Additional		Total
	Common Shares		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance – March 13, 2013 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	5,000,000	500	24,500	-	25,000
Net loss for the period	-	-	-	(13,106)	(13,106)

Balance – September 30, 2013	5,000,000	500	24,500	(13,106)	11,894

Common shares issue for cash at $0.01 per share	1,770,000	177	17,523	-	17,700

Common shares issued for cash and services	3,000,000	300	29,700	-	30,000

Net loss for the period	-	-	-	(54,408)	(54,408)

Balance – September 30, 2014	9,770,000	$977	$71,723	$(67,514)	$5,186

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.
Statements of Cash Flows

		For the Period from
		Inception
	Year Ended	March 13, 2013 to
	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities:
Net loss	$(54,408)	$(13,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based expenses	27,000	-
Changes in operating assets and liabilities:
Accounts payable	6,500	-
Net cash Used in Operating Activities	(20,908)	(13,106)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	-	1,199
Proceeds from issuance of common stock	20,700	25,000
Net cash provided by Financing Activities	20,700	26,199

Net (decrease) increase in cash	(208)	13,093

Cash at beginning of period	13,093	-

Cash end of period	$12,885	$13,093

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.
Notes to the Financial Statements
For the years ended September 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the "Company") was incorporated in the State of Nevada on March 13, 2013 and it is based in Mehlon, Ludhiana, Punjab, India.  The Company intends to operate as an ecommerce hardware store.  To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

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

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company recognized $27,000 share-based expenses during the year ended September 30, 2014.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company's financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. As at September 30, 2014, the Company has a loss from operation of $54,408 and an accumulated deficit of $67,514. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provisions for refundable federal income tax at 34% for the years ended September 30, 2014 and 2013 consist of the following:

		For the Period from
	Year	Inception
	Ended	March 13, 2013 to
	September 30, 2014	September 30, 2013
Income tax benefit (expense) at statutory rate	$18,499	$4,456
Change in valuation allowance	(18,499)	(4,456)
Income tax benefit (expense)	$-	$-)

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as of September 30, 2014 and September 30, 2013 are as follows:
	September 30, 2014	September 30, 2013
Net Operating Loss	$22,955	$4,456
Valuation allowance	(22,955)	(4,456)
Net deferred tax asset	$-	$-)

The Company has approximately $67,514 of net operating losses ("NOL") carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 – SHAREHOLDER'S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On August 5, 2013, the company issued 5,000,000 common shares for $25,000 cash to the prior sole officer and director.

During the year ended September 30, 2014, the Company issued 1,770,000 shares to 24 unaffiliated investors at $0.01 per share for $17,700 cash.

During the year ended September 30, 2014, the Company issued 3,000,000 shares to the Company's current sole officer and director at $0.001 per share for $3,000 cash.  See Note 6.

Preferred Share Issuances

There were no preferred shares issued from inception March 13, 2013 to the period ended September 30, 2014.

NOTE 6 – RELATED PARTIES TRANSACTIONS

As of September 30, 2014, the Company was obligated to its prior sole officer and director, for a non-interest bearing demand loan with a balance of $1,199. The Company plans to pay the loan back as cash flows become available.

At August 8, 2014, as an incentive to join the Company, the Company issued 3,000,000 shares to the Company's current sole officer and director at $0.001 per share for $3,000 cash. As a result, the Company recognized $27,000 as share-based expense, the difference between the fair value of the common shares as determined based on the price per share paid by the unaffiliated investors and the price per share offered to the president.

NOTE 7 – SUBSEQUENT EVENTS

 On October 1, 2014 the Company issued 80,000 shares to 1 unaffiliated investor for $0.01 per share for total proceeds of $800.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no other material events have occurred that require disclosure.

Item 9. hanges in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers' Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Date First Elected or Appointed
Katiuska Moran	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director Secretary and Director	August 20, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Katiuska Moran.

Ms. Moran is currently studying to obtain a Bachelor of Business Administration with an emphasis in Marketing at University of Panama.
From 2007 – 2008 she was an Executive Services Representative at the Banco General, SA and from 2010 to 2014 she was an Analyst Claims and Customer Service Representative at Telered, SA.  She has experience in financial reporting, cost accounting, project management, and contract negotiations and closures.  Ms. Moran is proficient with Microsoft office, COBIS management software and SharePoint.  Her marketing and customer service skills will be a valuable asset to the Company's core business of selling goods online.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no additional family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of only one member, Katiuska Moran. The Board held no formal meetings during the year ended September 30, 2014. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at September 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2014 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2014.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Surjeet Singh (1) Previous President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Katiuska Moran (2), Current President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2013	0	0	0	0	0	0	0	0

(1)	Mr. Singh has held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Director and Treasurer, of the Company during March 13, 2013 through August 18, 2014.
(2)	Ms. Moran has held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Director and Treasurer, of the Company since August 18, 2014.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended September 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended September 30, 2014.

Option Exercises and Stock Vested

During our Fiscal year ended September 30, 2014, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 19, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Surjeet Singh	5,000,000 common shares Direct ownership	51%
Katiuska Moran	3,000,000 common shares Direct ownership	30%
Directors and Executive Officers as a Group(1)(2 individuals )	8,000,000 common shares	81%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 19, 2014. As of December 19, 2014, there were 9,850,000 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

Prior sole officer and director Surjeet Singh purchased 5,000,000 shares at $.005 per share for $25,000 cash on August 5, 2013.
Current sole officer and director Katiuska Moran purchased 3,000,000 shares at $.001per share for $3,000 cash on August 8, 2014.

Shareholder loan

As at September 30, 2014, the Company ownd $1,199 to Surjeet Singh.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended September 30, 2014	For the Period from Inception March 13, 2013 to September 30, 2013
Audit Fees (1)	$6,000	$4,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$6,000	$4,500

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	11/18/2013

3.2	By-Laws of Registrant.	S-1	3.2	11/18/2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.
(Registrant)

Dated: December 29, 2014	/s/ Katiuska Moran
Katiuska Moran
Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: December 29, 2014	/s/ Katiuska Moran
Katiuska Moran
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Secretary