Form 10-Q
period 2014-12-31
BALLY, CORP.
filed 2015-02-10
CIK 1591565

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

As of February 10, 2015, there were 9,850,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BALLY, CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2014

BALLY, CORP.
Balance Sheets
 (Unaudited)

	December 31,	September 30,
	2014	2014

ASSETS
Current Assets
Cash	$9,040	$12,885
Total Current Assets	9,040	12,885

Total Assets	$9,040	$12,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$15,380	$6,500
Due to shareholder	1,199	1,199
Total Current Liabilities	16,579	7,699

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 and 9,770,000 shares issued
and outstanding, respectively	985	977
Additional paid-in capital	72,515	71,723
Accumulated deficit	(81,039)	(67,514)
Total Stockholders' Equity (Deficit)	(7,539)	5,186

Total Liabilities and Stockholders' Equity (Deficit)	$9,040	$12,885

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2014	2013

Revenue	$-	$-

Operating Expenses
General and administrative	145	575
Professional fees	13,380	1,600
Total operating expenses	13,525	2,175
Loss before income tax	(13,525)	(2,175)
Income tax provision	-	-
Net loss	$(13,525)	$(2,175)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number
Of Common Shares Outstanding	9,850,000	5,000,000

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
Statements of Cash Flows
 (Unaudited)

	Three Months Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(13,525)	$(2,175)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,991)
Accounts payable	8,880	-
Net cash Used in Operating Activities	(4,645)	(4,166)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	800	-
Net cash provided by Financing Activities	800	-

Net decrease in cash	(3,845)	(4,166)

Cash at beginning of period	12,885	13,093

Cash end of period	$9,040	$8,927

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
Notes to the Financial Statements
December 31, 2014
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014 filed with the SEC on December 29, 2014.

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

Fair Value Measurements

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

Concentrations of Credit Risks

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash. The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As at December 31, 2014 and September 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, and has an accumulated deficit of $81,039 since inception. At December 31, 2014, the Company has capital deficiency of $7,539. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period ended December 31, 2014 and September 30, 2014 to the Company's effective tax rate is as follows:

	Three Months Ended
	December 31,
	2014	2013

Income tax benefit at statutory rate	$4,598	$740
Change in valuation allowance	(4,598)	(740)
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014	September 30, 2014

Net Operating Loss	$27,553	$22,955
Valuation allowance	(27,553)	(22,955)
Net deferred tax asset	$-	$-

The Company has approximately $81,039 of net operating losses ("NOL") carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 – SHAREHOLDER'S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Share Issuances

On October 1, 2014, the Company issued 80,000 shares to an un-affiliated investor at $0.01 per share for $800 cash.

As at December 31, 2014 and September 30, 2014, the Company had 9,850,000 and 9,770,000 shares issued and outstanding, respectively.

Preferred Share Issuances

There were no preferred shares issued from inception March 13, 2013 to the period ended December 31, 2014.

NOTE 6 – DUE TO SHAREHOLDER

As at December 31, 2014, the Company was obligated to its prior sole officer and director, for a non-interest bearing demand loan with a balance of $1,199. The Company plans to pay the loan back as cash flows become available.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

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

Results of Operations

We have generated no revenues since inception on March 13, 2013 and have an accumulative deficit of $81,039 through December 31, 2014.

Three months ended December 31, 2014 and 2013

For the three months ended December 31, 2014, we incurred $145 in general and administrative expenses and $13,380 in professional fees, resulting in an operating and net loss of $13,525 compared to $575 in general administrative expenses and $1,600 in professional fees for the three months ended December 31, 2013, resulting in an operating and net loss of $2,175. The increase of professional fees was primarily due to legal, accounting and transfer agent fees related to our initial public offering and other regulatory costs.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to ongoing regulatory expenses.

As at December 31, 2014, our cash balance was $9,040 and we had current liabilities $16,579.

We had no material commitments for capital expenditures as at December 31, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As at December 31, 2014, our total assets were $9,040 cash compared to $12,885 cash as at September 30, 2014. The decrease in cash and total assets was primarily due to the costs associated with ongoing regulatory requirements.
,
As at December 31, 2014, our company had total liabilities of $16,579 compared with total liabilities of $7,699 as at September 30, 2014.

As at December 31, 2014, our company had capital deficiency of $7,539 compared with a working capital of $5,186 as at September 30, 2014. The decrease in working capital was primarily attributed to costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the three months ended December 31, 2014, our company used $4,645 cash in operating activities compared to 4,166 for the period ended December 31, 2013. The cash used from operating activities was attributed to professional fees related to ongoing regulatory expenses. The cash used during the three months ended December 31, 2013 was attributed to professional fees related to its S-1 registration.

Cash Flow from Investing Activities

The company did not use any funds for investing activities during the three months ended December 31, 2014 and 2013.

Cash Flow from Financing Activities

During the three months ended December 31, 2014, the Company received $800 in cash in financing activities due to proceeds received from the issuance of common shares.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended September 30, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the period ended December 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALLY, CORP.
(Registrant)

Dated: February 10, 2015	/s/ Katiuska Moran
Katiuska Moran
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Director and Secretary