Form 10-Q
period 2015-06-30
BALLY, CORP.
filed 2015-08-12
CIK 1591565

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 11, 2015, there were 9,850,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BALLY, CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2015

BALLY, CORP.
Balance Sheets
 (Unaudited)

	June 30,	September 30,
	2015	2014

ASSETS
Current Assets
Cash	$1,270	$12,885
Total Current Assets	1,270	12,885

Total Assets	$1,270	$12,885

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$7,500	$6,500
Due to shareholder	12,199	1,199
Total Current Liabilities	19,699	7,699

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 and 9,770,000 shares issued and outstanding, respectively	985	977
Additional paid-in capital	72,515	71,723
Accumulated deficit	(91,929)	(67,514)
Total Stockholders' Equity (Deficit)	(18,429)	5,186

Total Liabilities and Stockholders' Equity (Deficit)	$1,270	$12,885

The notes are an integral part of these unaudited financial statements

BALLY, CORP.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	-	398	235	1,040
Professional fees	4,800	4,500	24,180	15,900
Total operating expenses	4,800	4,898	24,415	16,940
Net Loss before income tax	(4,800)	(4,898)	(24,415)	(16,940)
Income tax provision	-	-	-	-
Net loss	$(4,800)	$(4,898)	$(24,415)	$(16,940)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number Of Common Shares Outstanding	9,850,000	5,994,780	9,850,000	5,336,136

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
Statements of Cash Flows
 (Unaudited)

	Nine Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(24,415)	$(16,940)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(100)
Accounts payable	1,000	4,000
Net Cash Used in Operating Activities	(23,415)	(13,040)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	11,000	-
Proceeds from issuance of common stock	800	12,850
Net Cash Provided by Financing Activities	11,800	12,850

Net decrease in cash	(11,615)	(190)

Cash at beginning of period	12,885	13,093

Cash end of period	$1,270	$12,903

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The notes are an integral part of these unaudited financial statements.

BALLY, CORP.
Notes to the Financial Statements
June 30, 2015
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014 filed with the SEC on December 29, 2014.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As at June 30, 2015 and September 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, and has an accumulated deficit of $91,929 since inception. At June 30, 2015, the Company has a stockholders' deficit of $18,429. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended June 30, 2015 to the Company's effective tax rate is as follows:

	Nine Months Ended
	June 30,
	2015	2014

Income tax benefit at statutory rate	$8,301	$5,760
Change in valuation allowance	(8,301)	(5,760)
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets as at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015	September 30, 2014
Net Operating Loss	$31,256	$22,955
Valuation allowance	(31,256)	(22,955)
Net deferred tax asset	$-	$-

The Company has approximately $91,929 of net operating losses ("NOL") carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

As at June 30, 2015 and September 30, 2014, the Company had 9,850,000 and 9,770,000 shares issued and outstanding, respectively.

Preferred Share Issuances

There were no preferred shares issued from inception March 13, 2013 to the period ended June 30, 2015.

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

During the nine months ended June 30, 2015, the Company's sole officer advanced to the Company an amount of $11,000 by the way of loan. As at June 30, 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $11,000.

As at June 30, 2015, the Company was obligated to its prior sole officer and director, for a non-interest bearing demand loan with a balance of $1,199. The Company plans to pay the loan back as cash flows become available.

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

Results of Operations

We have generated no revenues since inception on March 13, 2013 and have an accumulative deficit of $91,929 through June 30, 2015.

Three months ended June 30, 2015 and 2014

For the three months ended June 30, 2015, we incurred $0 in general and administrative expenses and $4,800 in professional fees, resulting in an operating and net loss of $4,800 compared to $398 in general administrative expenses and $4,500 in professional fees for the three months ended June 30, 2014, resulting in an operating and net loss of $4,898. The decrease of operating expenses was primarily due to management's intention to reduce cost.

Nine months ended June 30, 2015 and 2014

For the nine months ended June 30, 2015, we incurred $235 in general and administrative expenses and $24,180 in professional fees, resulting in an operating and net loss of $24,415 compared to $1,040 in general administrative expenses and $15,900 in professional fees for the nine months ended June 30, 2014, resulting in an operating and net loss of $16,940. The increase of professional fees was primarily due to legal, accounting and transfer agent fees related to our ongoing regulatory costs.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to ongoing regulatory expenses.

As at June 30, 2015, our cash balance was $1,270 and we had current liabilities $19,699.

We had no material commitments for capital expenditures as at June 30, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of June 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As at June 30, 2015, our total assets were $1,270 cash compared to $12,885 cash as at September 30, 2014. The decrease in cash and total assets was primarily due to the costs associated with ongoing regulatory requirements.
,
As at June 30, 2015, our company had total liabilities of $19,699 compared with total liabilities of $7,699 as at September 30, 2014.

As at June 30, 2015, our company had capital deficiency of $18,429 compared with a working capital of $5,186 as at September 30, 2014. The decrease in working capital was primarily attributed to costs associated with ongoing regulatory requirements.

Cash Flow from Operating Activities

During the nine months ended June 30, 2015, our company used $23,415 cash in operating activities compared to $13,040 for the period ended June 30, 2014. The cash used from operating activities was attributed to professional fees related to ongoing regulatory expenses. The cash used during the nine months ended June 30, 2014 was attributed to professional fees related to its S-1 registration.

Cash Flow from Investing Activities

The company did not use any funds for investing activities during the nine months ended June 30, 2015 and 2014.

Cash Flow from Financing Activities

During the nine months ended June 30, 2015, the Company received $11,800 in cash in financing activities due to $10,000 advance from shareholder and $800 proceeds received from the issuance of common shares.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the period ended June 30, 2015.

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
BALLY, CORP.
(Registrant)

Dated: August 12, 2015	/s/ Katiuska Moran
Katiuska Moran
President, Chief Executive Officer,
Chief Financial Officer, Treasurer, Director and Secretary