Form 10-K
period 2015-09-30
BALLY, CORP.
filed 2016-01-13
CIK 1591565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

or

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

Registrant's telephone number, including area code:   +1-877-284-1041

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
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2015, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

The number of shares outstanding of  the registrant's Common Stock, par value $0.0001 per share as of January 08, 2016, the latest practicable date.

9,850,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

Part I
Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

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

To date, we have minimal assets. Our operations to have been merely preparatory and have not generated any revenues and we have incurred losses since inception. We currently have no employees other than our sole executive officer and director.

Number of Employees

Knight Knox Development Corp. has no employees.  The sole officer and director is donating his time to the development of the company, and intends to do whatever work is necessary in order to bring us to the point of earning revenues.  We estimate that he will be able to complete his required work and complete whatever work is necessary by spending 20 hours per week without lending the Company additional funds.  If this is not the case and additional time and funds will be require then he is willing to commit additional time funds although he has no commitment or contractual obligation to do so.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

Reports to Security Holders

We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q, as required by Section 15(d).

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding Knight Knox Development Corp. and filed with the SEC at http://www.sec.gov.

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
As at January 8, 2016, there were 27 stockholders of record and an aggregate of 9,850,000 shares of our common stock were issued and outstanding.  Of the 9,850,000 shares of common stock outstanding, 5,000,000 held by Surjeet Singh, our prior Chief Executive Officer and 3,000,000 held by Katiuska Moran, our current sole director and officer may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we are considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.
Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL  32725.

Dividends

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company's Board of Director currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Director of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Director may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

The Company did not issue any unregistered securities during our fiscal year ended September 30, 2015.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2015.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception and have an accumulated deficit of $99,405 and net loss of $31,891 through September 30, 2015, which were comprised of professional fees of $31,480 and general and administrative costs of $411.

The following table provides selected financial data about our company for the year ended September 30, 2015 and 2014.

	September 30, 2015	September 30, 2014
Current Assets	$-	$12,885
Current Liabilities	$25,905	$7,699
Working Capital	$(25,905)	$5,186

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended September 30, 2015	Year Ended September 30, 2014
Total expenses	$31,891	$54,408
Operating revenue	$-	$-
Net loss	$(31,891)	$(54,408)
Net loss per common share: Basic and Diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding: Basic and diluted	$9,850,000	$6,011,068
Cash dividends declared per common share	$-	$-
Property and equipment, net	$-	$-
Long-term debt	$-	$-
Stockholder's equity (deficit)	$(25,905)	$5,186

Revenue

 We have generated no revenues since March 13, 2013 (inception).

Expenses

Operating expenses for the year ended September 30, 2015 decreased by $22,517 from $54,408 for the year ended September 30, 2014.  Operating expenses were comprised of professional fees of $31,480 and general and administrative costs of $411 for the year ended September 30, 2015, compared to professional fees of $26,024 and general and administrative costs of $28,384 in 2014.

Our general and adminstrative fees decreased in 2015 due to a share-based compensation expense of $27,000 in 2014.

We have a net loss of $31,891 during the year ended September 30, 2015 and a net loss of $54,408 during the year ended September 30, 2014.

Liquidity and Financial Condition

Currently we do not have sufficient funds for any of our business development over the next 12 months.

Working Capital

	September 30, 2015	September 30, 2014
Current Assets	$-	$12,885
Current Liabilities	$25,905	$7,699
Working Capital	$(25,905)	$5,186

Cash Flows

	Year Ended September 30, 2015	Year Ended September 30, 2014
Cash used in operating activities	$(24,685)	$(20,908)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$11,800	$20,700
Cash and cash equivalents on hand	$-	$12,885

Cash Flow from Operating Activities

During the year ended September 30, 2015, our company used $24,685 in cash from operating activities compared to the use of $20,908 of cash for operating activities during the period ended September 30, 2014.

Cash Flow from Investing Activities

From inception through to September 30, 2015, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended September 30, 2015, our company received $11,800 in cash in financing activities with $800 cash proceeds received from the issuance of common shares to an unaffiliated investor and $11,000 non-interest bearing demand loan received from the officer and director, compared to cash provided by financing activities of $20,700 for the period ended September 30, 2014, for cash proceeds received from the issuance of common shares to unaffiliated investors.

We had no material commitments for capital expenditures as at September 30, 2015 and 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at September 30, 2015 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Plan of Operation

Our business objectives for the next 12 months, provided the necessary funding is available, are to generally expand upon our business, with a focus on the development of our website and development of a customer base.

We do not have sufficient cash to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We currently have no plans or arrangements to obtain financing through private offerings of debt or equity. We may also seek to obtain short-term loans from our directors or unrelated parties. Our stockholders may lend us funds. However, those shareholders have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

As of September 30, 2015, we had a cash balance of $0.  As of September 30, 2015, our current liabilities and stockholders' eqity was $0.  We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors And Stockholders
Bally, Corp.

We have audited the accompanying balance sheets of Bally, Corp. as of September 30, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2015 and 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception. For the year ended September 30, 2015, the Company  has a net  loss of $31,891, and an accumulated deficit of $99,405 as of September 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bally, Corp. as of September 30, 2015 and 2014, and the results of its operations and cash flows for the years then ended in conformity with accepted accounting principles generally accepted in the United States of America.

/S/Paritz & Company, P.A.

Hackensack, New Jersey
January 12, 2016

BALLY, CORP.
Balance Sheets

	September 30,	September 30,
	2015	2014

ASSETS
Current Assets
Cash	$-	$12,885
Total Current Assets	-	12,885

Total Assets	$-	$12,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$13,706	$6,500
Due to shareholders	12,199	1,199
Total Current Liabilities	25,905	7,699

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; No shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 and 9,770,000 shares issued
and outstanding, respectively	985	977
Additional paid-in capital	72,515	71,723
Accumulated deficit	(99,405)	(67,514)
Total Stockholders’ Equity (Deficit)	(25,905)	5,186

Total Liabilities and Stockholders’ Equity (Deficit)	$0	$12,885

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.
Statements of Operations

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

Revenue	$-	$-

Operating Expenses
General & administrative	411	28,384
Professional fees	31,480	26,024
Total operating expenses	31,891	54,408
Net loss before income tax provision	(31,891)	(54,408)
Income tax provision	-	-
Net loss	$(31,891)	$(54,408)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number
Of Common Shares Outstanding	9,850,000	6,011,068

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.
Statement of Stockholders’ Equity (Deficit)

					Total
	Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance – September 30, 2013	5,000,000	500	24,500	(13,106)	11,894

Common shares issued
for cash at $0.01 per share	1,770,000	177	17,523	-	17,700

Common shares issued
for cash and services	3,000,000	300	29,700	-	30,000

Net loss for the period	-	-	-	(54,408)	(54,408)
Balance – September 30, 2014	9,770,000	977	71,723	(67,514)	5,186

Common shares issued
for cash at $0.01 per share	80,000	8	792	-	800

Net loss for the period	-	-	-	(31,891)	(31,891)
Balance – September 30, 2015	9,850,000	$985	$72,515	$(99,405)	$(25,905)

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.
Statements of Cash Flows

	Year Ended	Year Ended
	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities:
Net loss	$(31,891)	$(54,408)
Adjustments to reconcile net loss to
net cash used in operating activities:
Share-based expenses		27,000
Changes in operating assets and liabilities:
Accounts payable and Accrued expenses	7,206	6,500
Net cash Used in Operating Activities	(24,685)	(20,908)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	11,000	-
Proceeds from issuance of common stock	800	20,700
Net cash provided by Financing Activities	11,800	20,700

Net decrease in cash	(12,885)	(208)

Cash at beginning of period	12,885	13,093

Cash end of period	$-	$12,885

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.
Notes to the Financial Statements
For the years ended September 30, 2015 and 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Mehlon, Ludhiana, Punjab, India.  The Company intends to operate as an ecommerce hardware store.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”,  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company recognized $0 share-based expenses during the year ended September 30, 2015.  During the year ended September 30, 2014, the Company recognized $27,000 share-based expenses.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  The Company has not yet adopted this ASU. Management has reviewed the ASU and believes there will be no significant impact on the Company’s financial statements.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. For the year ended September 30, 2015, the Company has a net loss of $31,891 and an accumulated deficit of $99,405 at September 30, 2015. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The provisions for refundable federal income tax at 34% for the years ended September 30, 2015 and 2014 consist of the following:
	Year	Year
	Ended	Ended
	September 30, 2015	September 30, 2014
Income tax expense (benefit) at statutory rate	$(10,843)	$(18,499)
Change in valuation allowance	10,843	18,499
Income tax expense	$-	$-)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2015 and September 30, 2014 are as follows:
	September 30, 2015	September 30, 2014
Net Operating Loss	$33,798	$22,955
Valuation allowance	(33,798)	(22,955)
Net deferred tax asset	$-	$-)

The Company has approximately $99,405 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 – SHAREHOLDER’S EQUITY

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

During the year ended September 30, 2014, the Company issued 3,000,000 shares to the Company’s president at $0.001 per share for $3,000 cash.  See Note 6.

On October 1, 2014, the Company issued 80,000 shares to 1 unaffiliated investor for $0.01 per share for total proceeds of $800.

Preferred Share Issuances

There were no preferred shares issued from inception March 13, 2013 to September 30, 2015.

NOTE 6 – RELATED PARTIES TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the company can support its operations or attains adequate financing through sales of its equity or traditional debt financing.  There is no formal written commitment for continued support by shareholders or directors.  Amounts represent advances or amounts paid in satisfaction of liabilities.  The advances were considered temporary in nature and were not formalized by a promissory noted.

During the year ended September 30, 2015, the Company’s sole officer advanced to the Company an amount of $11,000 by way of loan.  As of September 30, 2015, the Company was obligated to the officer for an unsecured, non-interest bearing demand loan with a balance of $11,000.

As of September 30, 2015, the Company was obligated to a former director and officer and a current stockholder, for a non-interest bearing demand loan with a balance of $1,199.

On August 8, 2014, as an incentive to join the Company, the Company issued 3,000,000 shares to the Company’s president at $0.001 per share for $3,000 cash. As a result, the Company recognized $27,000 as share-based expense, the difference between the fair value of the common shares as determined based on the price per share paid by the unaffiliated investors and the price per share offered to the president.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Date First Elected or Appointed
Katiuska Moran	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary, Treasurer, and Director	August 20, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Katiuska Moran

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

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors, or officers.

Family Relationships

There are no additional family relationships between any of our directors and executive officers.

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

Board and Committee Meetings

Our board of directors currently consists of only one member, James Manley. The Board held no formal meetings during the year ended August 31, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at September 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

1.
(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2015 and 2014.

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2015 and 2014.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Surjeet Singh (1) Previous President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2014	-	-	-	-	-	-	-	-
Katiuska Moran (2), Current President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2015 2014	- -	- -	- -	- -	- -	- -	- -	- -

(1)
Mr. Singh held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Director and Treasurer, of the Company during March 13, 2013 through to his reisgnation of all positions on August 18, 2014.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended September 30, 2015.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended September 30, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended September 30, 2015, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of January 8, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Common	Surjeet Singh	5,000,000 Direct Ownership	51%

Common	Katiuska Moran	3,000,000 Direct Ownership	30%

Common	Director and Executive Officers as a Group (1) (2 individual)	8,000,000	81%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 8, 2016. As of January 8, 2016, there were 9,850,000 shares of our company's common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

Our previous sole officer and director Surjeet Singh purchased 5,000,000 shares at $.005 per share for $25,000 cash on August 5, 2013.
Our current sole officer and director Katiuska Moran purchased 3,000,000 shares at $.001per share for $3,000 cash on August 8, 2014.
Shareholder loan

As at September 30, 2015, the Company owed $11,000 to Katiuska Moran and $1,199 to Surjeet Singh.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2015	Year Ended September 30, 2014
Audit Fees (1)	$10,500	$6,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$10,500	$6,000

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

The following exhibits are included as part of this report:
Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1*	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.
(Registrant)

Dated: January 13, 2016	/s/ Katiuska Moran
Katiuska Moran
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2016	/s/ Katiuska Moran
Katiuska Moran
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)