Form 10-Q
period 2015-12-31
BALLY, CORP.
filed 2016-02-11
CIK 1591565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

877-284-1041
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of January 31, 2016, there were 9,850,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

BALLY, CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2015

BALLY, CORP.
Balance Sheets
 (Unaudited)

	December 31,	September 30,
	2015	2015

ASSETS
Current Assets
Cash	$1,094	$-
Total Current Assets	1,094	-

Total Assets	$1,094	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,200	$13,706
Due to shareholders	22,099	12,199
Total Current Liabilities	31,299	25,905

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	72,515	72,515
Accumulated deficit	(103,705)	(99,405)
Total Stockholders’ Deficit	(30,205)	(25,905)

Total Liabilities and Stockholders’ Deficit	$1,094	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.
Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,
	2015	2014

Revenue	$-	$-

Operating Expenses
General and administrative	-	145
Professional fees	4,300	13,380
Total operating expenses	4,300	13,525
Net loss before income tax	(4,300)	(13,525)
Income tax provision	-	-
Net loss	$(4,300)	$(13,525)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number Of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.
Statements of Cash Flows
 (Unaudited)

	Three Months Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(4,300)	$(13,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,506)	8,880
Net Cash Used in Operating Activities	(8,806)	(4,645)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	9,900	-
Proceeds from issuance of common stock	-	800
Net Cash Provided by Financing Activities	9,900	800

Net increase (decrease) in cash	1,094	(3,845)

Cash - beginning of period	-	12,885

Cash - end of period	$1,094	$9,040

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.
Notes to the Financial Statements
December 31, 2015
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on January 13, 2016.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, and has an accumulated deficit of $103,705 since inception. At December 31, 2015, the Company has capital deficiency of $30,205. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 – SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended December 31, 2015.

Common Share Issuances

As at December 31, 2015 and September 30, 2015, the Company had 9,850,000 shares issued and outstanding.

NOTE 5 – DUE TO SHAREHOLDER

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

During the period ended December 31, 2015, the Company's sole officer advanced to the Company an amount of $9,900 by the way of loan. As at December 31, 2015, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $20,900.

As at December 31, 2015, the Company was obligated to its prior sole officer and director, for a non-interest bearing demand loan with a balance of $1,199. The Company plans to pay the loan back as cash flows become available.

NOTE 6 – SUBSEQUENT EVENTS

 Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Form S-1 Amendment No. 2, as filed with the SEC on February 28, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Bally,” “we,” “us,” or “our” are to Bally, Corp.

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

Our fiscal year end is September 30.  Our business address is 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  Our telephone number is 1-877-284-1041.

Results of Operations

We have generated no revenues since inception and have an accumulative deficit of $103,705 through December 31, 2015.

Three months ended December 31, 2015 and 2014

For the three months ended December 31, 2015, we incurred $0 in general and administrative expenses and $4,300 in professional fees, resulting in an operating and net loss of $4,300 compared to $145 in general administrative expenses and $13,380 in professional fees for the three months ended December 31, 2014, resulting in an operating and net loss of $13,525. The decrease in operating expenses was primarily due to a reduction in the Company’s operations during the current period.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to ongoing regulatory expenses.

As at December 31, 2015, our cash balance was $1,094 and we had current liabilities $31,299.

We had no material commitments for capital expenditures as at December 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As at December 31, 2015, our total assets were $1,094 in cash compared to $0 in cash as at September 30, 2015. The increase in cash and total assets was primarily attributed to advances from a shareholder.

As at December 31, 2015, we had total liabilities of $31,299 compared with total liabilities of $25,905 as at September 30, 2015.

As at December 31, 2015, we had a capital deficiency of $30,205 compared with a capital deficiency of $25,905 as at September 30, 2015. The increase in capital deficiency was primarily attributed to costs associated with ongoing regulatory requirements.

We currently have no material unused sources of liquid assets. In the future, we currently plan to utilize public or private placement offerings of additional equity or debt as sources of liquidity for our ongoing operations.

Cash Flow from Operating Activities

During the period ended December 31, 2015, cash used in operating activities was $8,806 compared to $4,645 for the period ended December 31, 2014. The cash used in operating activities was primarily attributable to professional fees related to ongoing regulatory expenses.

Cash Flow from Investing Activities

The company did not use any funds for investing activities during the periods ended December 31, 2015 and 2014.

Cash Flow from Financing Activities

During the period ended December 31, 2015, the Company received $9,900 in cash provided by financing activities due to a loan from a shareholder. During the period ended December 31, 2014, $800 of proceeds was received from the issuance of common stock.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended September 30, 2015.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (who is also our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our President (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material, existing or pending legal proceedings against the Company or to which any of our property is subject, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any owner of record or beneficial owner of more than five percent of any class of voting securities is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

This Item is not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation and Amendments (incorporated by reference to the Company’s Form S-1 filed on November 18, 2013).
3.2	By-Laws (incorporated by reference to the Company’s Form S-1 filed on November 18, 2013).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BALLY, CORP.
(Registrant)

Dated: February 11, 2016	/s/ Katiuska Moran
Katiuska Moran
President, Chief Executive Officer and Chief Financial Officer