Form 10-Q
period 2016-03-31
BALLY, CORP.
filed 2016-05-16
CIK 1591565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, there were 9,850,000 shares of the issuer’s common stock, par value $0.0001, outstanding.

BALLY, CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2016

BALLY, CORP.
Balance Sheets
 (Unaudited)

	March 31,	September 30,
	2016	2015

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,755	$13,706
Due to shareholders	22,099	12,199
Total Current Liabilities	38,854	25,905

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	72,515	72,515
Accumulated deficit	(112,354)	(99,405)
Total Stockholders’ Deficit	(38,854)	(25,905)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	-	90	-	235
Professional fees	8,649	6,000	12,949	19,380
Total operating expenses	8,649	6,090	12,949	19,615
Net loss before income tax	(8,649)	(6,090)	(12,949)	(19,615)
Income tax provision	-	-	-	-
Net loss	$(8,649)	$(6,090)	$(12,949)	$(19,615)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number Of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.
Statements of Cash Flows
 (Unaudited)

	Six Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(12,949)	$(19,615)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,049	(3,800)
Net Cash Used in Operating Activities	(9,900)	(23,415)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	9,900	11,000
Proceeds from issuance of common stock	-	800
Net Cash Provided by Financing Activities	9,900	11,800

Net increase (decrease) in cash	-	(11,615)

Cash - beginning of period	-	12,885

Cash - end of period	$-	$1,270

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.
Notes to the Financial Statements
March 31, 2016
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Mehlon, Ludhiana, Punjab, India.  The Company intends to operate as an ecommerce hardware store and we intend to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on January 13, 2016.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, and has an accumulated deficit of $112,354 since inception. At March 31, 2016, the Company has capital deficiency of $38,854. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended March 31, 2016.

Common Share Issuances

As at March 31, 2016 and September 30, 2015, the Company had 9,850,000 shares issued and outstanding.

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

During the period ended March 31, 2016, the Company's sole officer advanced to the Company an amount of $9,900 by the way of loan. As at March 31, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $20,900.

As at March 31, 2016, the Company was obligated to its prior sole officer and director, for a non-interest bearing demand loan with a balance of $1,199. The Company plans to pay the loan back as cash flows become available.

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

Our fiscal year end is September 30.  Our business address is 2620 Regatta Dr., Suite 102, Las Vegas, NV 89128.  Our telephone number is 1-877-284-1041.

Results of Operations

We have generated no revenues since inception and have an accumulative deficit of $112,354 through March 31, 2016.

Three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016, we incurred $0 in general and administrative expenses and $8,649 in professional fees, resulting in an operating and net loss of $8,649 compared to $90 in general administrative expenses and $6,000 in professional fees for the three months ended March 31, 2015, resulting in an operating and net loss of $6,090. The Company’s professional fees were primarily related to compliance with ongoing regulatory expenses.

Six months ended March 31, 2016 and 2015

For the six months ended March 31, 2016, we incurred $0 in general and administrative expenses and $12,949 in professional fees, resulting in an operating and net loss of $12,949 compared to $235 in general administrative expenses and $19,380 in professional fees for the six months ended March 31, 2015, resulting in an operating and net loss of $19,615. The decrease in operating expenses was primarily due to a reduction in the Company’s operations during the current period.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to compliance with ongoing regulatory expenses.

As at March 31, 2016, our cash balance was $0 and we had current liabilities $38,854.

We had no material commitments for capital expenditures as at March 31, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of March 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As at March 31, 2016 and September 30, 2015, we had no assets.

As at March 31, 2016, we had total liabilities of $38,854 compared with total liabilities of $25,905 as at September 30, 2015.

As at March 31, 2016, we had a capital deficiency of $38,854 compared with a capital deficiency of $25,905 as at September 30, 2015. The increase in capital deficiency was primarily attributed to costs associated with ongoing regulatory requirements.

We currently have no material unused sources of liquid assets. In the future, we currently plan to utilize public or private placement offerings of additional equity or debt as sources of liquidity for our ongoing operations.

Cash Flow from Operating Activities

During the period ended March 31, 2016, cash used in operating activities was $9,900 compared to $23,415 for the period ended March 31, 2015. The decreased cash used in operating activities was primarily due to a reduction in net loss and increase of accounts payable during the period ended March 31, 2016. The cash used in operating activities was primarily attributable to professional fees related to compliance with ongoing regulatory expenses.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities during the periods ended March 31, 2016 and 2015.

Cash Flow from Financing Activities

During the period ended March 31, 2016, the Company received $9,900 in cash provided by financing activities due to a loan from a shareholder. During the period ended March 31, 2015, $11,000 in advances were received from one of the shareholders and $800 of proceeds was received from the issuance of common stock.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our President (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
BALLY, CORP.
(Registrant)

Dated: April [ ], 2016	/s/ Katiuska Moran
Katiuska Moran
President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)