Form 10-Q
period 2016-06-30
BALLY, CORP.
filed 2016-08-22
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-192387

Bally, Corp.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 30 Lane 18 Hsinan Rd., Sec 1, Wujih District, Taichung City, Taiwan, 414
(Address of principal executive offices)

(86) 13600158898
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 19, 2016, there were 9,850,000 shares of the issuer's common stock, par value $0.0001, outstanding.

BALLY, CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART 1 – FINANCIAL INFORMATION.

2

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2016

BALLY, CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2016	2015
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,695	$13,706
Due to shareholders	10,440	12,199
Total Current Liabilities	34,135	25,905

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	104,414	72,515
Accumulated deficit	(139,534)	(99,405)
Total Stockholders' Deficit	(34,135)	(25,905)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	-	-	-	235
Professional fees	27,180	4,800	40,129	24,180
Total operating expenses	27,180	4,800	40,129	24,415
Net loss before income tax	(27,180)	(4,800)	(40,129)	(24,415)
Income tax provision	-	-	-	-
Net loss	$(27,180)	$(4,800)	$(40,129)	$(24,415)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(40,129)	$(24,415)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,989	1,000
Net Cash Used in Operating Activities	(30,140)	(23,415)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	30,140	11,000
Proceeds from issuance of common stock	-	800
Net Cash Provided by Financing Activities	30,140	11,800

Net increase (decrease) in cash	-	(11,615)

Cash - beginning of period	-	12,885

Cash - end of period	$-	$1,270

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven recorded as additional paid in capital	$31,899	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Notes to the Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the "Company") was incorporated in the State of Nevada on March 13, 2013 and it is based in Mehlon, Ludhiana, Punjab, India. In connection with a change in control, the Company has changed its business focus to pursue business opportunities in tire recycling. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the periods ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on January 13, 2016.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $139,534 at June 30, 2016. At June 30, 2016, the Company has capital deficiency of $34,135. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 – SHAREHOLDER'S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended June 30, 2016.

Common Share Issuances

As at June 30, 2016 and September 30, 2015, the Company had 9,850,000 shares issued and outstanding.

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

During the period ended June 30, 2016, the Company's sole officer advanced to the Company an amount of $10,440 by the way of loan. As at June 30, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $10,440.

During the period ended June 30, 2016, the Company's prior sole officer advanced to the Company an amount of $9,900 by the way of loan and a total of non-interest bearing demand loan of $22,099 was forgiven by a former officer, which was written off and recorded as additional paid in capital.

During the period ended June 30, 2016, the Company's previous shareholders assumed debt of $9,800 which was written off and recorded as additional paid in capital.

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

All references in this Form 10-Q to the "Company," "Bally," "we," "us," or "our" are to Bally, Corp.

Corporate Overview

We were incorporated under the laws of the state of Nevada on March 13, 2013 with the intention to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. Our plan was to market via our website: http://www.ballycorp.com and sell these products directly to end users through our website.

On June 24, 2016, in connection with the sale of a controlling interest in our company, Katiuska Moran, our company's Chief Executive Officer and Director and Surjeet Singh (individually and collectively the "Seller(s)") of our company, entered into and closed on certain share purchase agreements with Aureas Capital Co., Ltd., ("Aureas"), whereby Aureas purchased from the Sellers a total of 6,918,800 shares of our company's common stock (the "Shares") for an aggregate price of $100,000.00. The Shares acquired represent approximately 70.6% of the issued and outstanding shares of common stock of our company.

On June 24, 2016, Lung Ming Chun was appointed a director and officer of our company and Katiuska Moran and Surjeet Singh resigned from all positions they held as officers and directors of our company.  With the change of management, our company intends to pursue business opportunities in tire recycling.

Our fiscal year end is September 30. Our business address is No. 30, Lane 18 Hsinan Rd., Sec 1, Wujih District, Taichung City, Taiwan, 414. Our telephone number is (86) 13600158898.

Results of Operations

We have generated no revenues since inception and have an accumulative deficit of $139,534 through June 30, 2016.

Three months ended June 30, 2016 and 2015

For the three months ended June 30, 2016, we incurred $0 in general and administrative expenses and $27,180 in professional fees, resulting in an operating and net loss of $27,180 compared to $0 in general administrative expenses and $4,800 in professional fees for the three months ended June 30, 2015, resulting in an operating and net loss of $4,800. Our company's professional fees were primarily related to compliance with ongoing regulatory expenses.

Nine months ended June 30, 2016 and 2015

For the nine months ended June 30, 2016, we incurred $0 in general and administrative expenses and $40,129 in professional fees, resulting in an operating and net loss of $40,129 compared to $235 in general administrative expenses and $24,180 in professional fees for the nine months ended June 30, 2015, resulting in an operating and net loss of $24,415. The increase in operating expenses was primarily due to an increase in legal fees.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To date we have not developed our business and principal plan of operations and thus our expenses have been primarily for professional fees related to compliance with ongoing regulatory expenses.

As at June 30, 2016, our cash balance was $0 and we had current liabilities of $34,135.

We had no material commitments for capital expenditures as at June 30, 2016.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of June 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

As at June 30, 2016 and September 30, 2015, we had no assets.

As at June 30, 2016, we had total liabilities of $34,135 compared with total liabilities of $25,905 as at September 30, 2015.

As at June 30, 2016, we had a capital deficiency of $34,135 compared with a capital deficiency of $25,905 as at September 30, 2015. The increase in capital deficiency was primarily attributed to costs associated with ongoing regulatory requirements.

We currently have no material unused sources of liquid assets. In the future, we currently plan to utilize public or private placement offerings of additional equity or debt as sources of liquidity for our ongoing operations.

Cash Flow from Operating Activities

During the period ended June 30, 2016, cash used in operating activities was $30,140 compared to $23,415 for the period ended June 30, 2015. The increased cash used in operating activities was primarily due to an increase in net loss during the period ended June 30, 2016. The cash used in operating activities was primarily attributable to professional fees related to compliance with ongoing regulatory expenses.

Cash Flow from Investing Activities

Our company did not use any funds for investing activities during the periods ended June 30, 2016 and 2015.

Cash Flow from Financing Activities

During the period ended June 30, 2016, our company received $30,140 in cash provided by financing activities due to a loan from a shareholder. During the period ended June 30, 2015, we received $11,800 in cash in financing activities due to $10,000 advance from shareholder and $800 proceeds received from the issuance of common shares.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President (who is also our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President (who is also our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material, existing or pending legal proceedings against our company or to which any of our property is subject, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any owner of record or beneficial owner of more than five percent of any class of voting securities is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

This Item is not applicable.

Item 5. Other Information.

On June 24, 2016, in connection with the sale of a controlling interest in our company, Katiuska Moran, our company's Chief Executive Officer and Director and Surjeet Singh (individually and collectively the "Seller(s)") of our company, entered into and closed on certain share purchase agreements (the "Agreements") with Aureas Capital Co., Ltd., ("Aureas"), whereby Aureas purchased from the Sellers a total of 6,918,800 shares of our company's common stock (the "Shares") for an aggregate price of $100,000.00. The Shares acquired represent approximately 70.6% of the issued and outstanding shares of common stock of our company.

Concurrently with the closing of the Stock Purchase Agreement, Lung Ming Chun was appointed as a director of our company.

Following the appointment of Lung Ming Chun, Katiuska Moran and Surjeet Singh resigned from all positions held as an officer and director of our company and Lung Ming Chun was appointed as our company's Chief Executive Officer, President and Secretary. Ms. Moran's and Mr. Singh's resignations were not the result of any disagreement with our company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

On June 24, 2016, Katiuska Moran, our former CEO and Director and Surjeet Singh, our former secretary and a substantial shareholder cancelled any and all loans they made to our company.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation and Amendments (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2013).
3.2	By-Laws (incorporated by reference to our Registration Statement on Form S-1 filed on November 18, 2013).
(10)	Material Contracts
10.1	Form of Debt Cancellation Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2016).
10.2	Form of Share Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on July 11, 2016).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certification
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: August 22, 2016	By:	/s/ Lung Ming Chun
Lung Ming Chun
Chief Executive Officer, President, Secretary and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)

