Form 10-K
period 2016-09-30
BALLY, CORP.
filed 2016-12-29
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 30 Lane 18 Hsinan Rd., Sec 1, Wujih District, Taichung City Taiwan	414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 136 0015 8898

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2016 was $Nil based on a $Nil closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 common shares as of December 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" and mean Bally, Corp., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on March 13, 2013. From inception, it was our intent to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. In connection with a change of control of our company on June 24, 2016, our we changed our business focus to pursue opportunities in tire recycling.

On June 24, 2016, Katiuska Moran our former CEO and Director and Surjeet Singh, our former secretary and a substantial shareholder cancelled any and all loans they made to our company.

On June 24, 2016, in connection with the sale of a controlling interest our company, Katiuska Moran our former CEO and Director and Surjeet Singh (individually and collectively the "Seller(s)") our company, entered into and closed on certain Share Purchase Agreements (the "Agreements") with Aureas Capital Co., Ltd., whereby Aureas purchased from the Sellers a total of 6,918,800 shares of our company's common stock (the "Shares") for an aggregate price of $100,000.00. The Shares acquired represented approximately 70.6% of the issued and outstanding shares of common stock of our company.

Concurrently with the closing of the Agreements, Lung Ming Chun was appointed a director, Chief Executive Officer, President and Secretary and Katiuska Moran and Surjeet Singh resigned from all positions held as an officer and director of our company.

Our address is No. 30 Lane 18 Hsinan Rd., Sec 1, Wujih District, Taichung City, Taiwan, 414. Our telephone number is 86 136 0015 8898.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are an early stage company and have limited business operations and no revenues.

We intend to pursue business opportunities in tire recycling. As at the date of this Annual Report, we have no agreements or arrangements in connection with our new business plan.

To date, our activities have been limited to our formation and raising capital.

Number of Employees

Our company has no employees. Our sole officer and director is donating his time to the development of our company, and intends to do whatever work is necessary to bring us to the point of earning revenues. We estimate that he will be able to complete his required work and complete whatever work is necessary by spending 20 hours per week without lending our company additional funds. If this is not the case and additional time and funds will be require then he is willing to commit additional time funds although he has no commitment or contractual obligation to do so. We have no other employees, and do not foresee hiring any additional employees in the near future. We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Properties

Our address is No. 30, Lane 18 Hsinan Rd., Sec 1, Wujih District, Taichung City, Taiwan, 414. Our offices are provided at no cost to our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board, under the symbol "BLYQ".  Our stock was approved for quotation on the OTCBB on November 20, 2014.  However, as of the date of filing this Annual Report, our stock had not traded.

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL  32725.

As of December 23, 2016 we had 27 shareholders with 9,850,000 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2016.

Item 6. Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Twelve Months Ended September 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended September 30, 2016, which are included herein.

Our operating results for the year ended September 30, 2016, for the year ended September 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended September 30, 2016	Year Ended September 30, 2015	Change Between Year Ended September 30, 2016 and September 30, 2015
Revenue	$-	$-	$-
General and administrative expenses	-	411	(411)
Professional fees	46,218	31,480	14,738
Net Loss	$46,218	$31,891	$14,327

We have generated no revenues since inception and have accumulated deficit of $145,623 through September 30, 2016.

Our financial statements report a net loss of $46,218 for the year period ended September 30, 2016 compared to a net loss of $31,891 for the year ended September 30, 2016. Our losses have increased by $14,327, primarily as a result of an increase in professional fees.

Our operating expenses for the year ended September 30, 2016 were $46,218 compared to $31,891 as of September 30, 2015. The increase in operating expenses was primarily as a result of an increase in professional fees..

Liquidity and Financial Condition

Working Capital

	At September 30, 2016	At September 30, 2015
Current assets	$-	$-
Current liabilities	33,369	25,905
Working capital	$(33,369)	$(25,905)

Cash Flows

	Year Ended
	September 30
	2016	2015
Net cash (used in) operating activities	$(50,936)	$(24,685)
Net cash from (used in) financing activities	50,936	11,800
Net increase (decrease) in cash during period	$-	$(12,885)

Our total current liabilities as of September 30, 2016 were $33,369 as compared to total current liabilities of $25,905 as of September 30, 2016. The increase was primarily due to an increase in due to shareholders of $12,182 and a decrease of accounts payable and accrued liabilities of $4,718.

Operating Activities

Net cash used in operating activities was $50,936 for the year ended September 30, 2016 compared with net cash used in operating activities of $24,685 in the same period in 2015.

Investing Activities

From inception through to September 30, 2015, we did not have any cash flows from investing activities.

Financing Activities

Net cash from financing activities was $50,936 for the year ended September 30, 2016 compared to $11,800 received from financing activities in the same period in 2015. During the year ended September 30, 2016, our company received $50,936 non-interest bearing demand loan received from the officer and director. During the year ended September 30, 2015, our company received $800 cash proceeds received from the issuance of common shares to an unaffiliated investor and $11,000 non-interest bearing demand loan received from the officer and director.

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

Liquidity and Capital Resources

As of September 30, 2016, we had no cash. As of September 30, 2016, our current liabilities and stockholders' equity was $0. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2016, our company had a net loss of $46,218 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on our company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Bally, Corp.

We have audited the accompanying balance sheets of Bally, Corp. as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bally, Corp. as of September 30, 2016 and 2015, and the results of its operations and cash flows for the years ended September 30, 2016 and 2015 in conformity with accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has a net loss of $46,218, and an accumulated deficit of $145,623 at September 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/S/ Paritz & Company, P.A.

Hackensack, New Jersey

December 27, 2016

BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2016	2015

ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,988	$13,706
Due to shareholders	24,381	12,199
Total Current Liabilities	33,369	25,905

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	111,269	72,515
Accumulated deficit	(145,623)	(99,405)
Total Stockholders’ Deficit	(33,369)	(25,905)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Operations

	Year Ended
	September 30,
	2016	2015

Revenue	$-	$-

Operating Expenses
General and administrative	-	411
Professional fees	46,218	31,480
Total operating expenses	46,218	31,891
Net loss before income tax	(46,218)	(31,891)
Income tax provision	-	-
Net loss	$(46,218)	$(31,891)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statement of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – September 30, 2014	9,770,000	977	71,723	(67,514)	5,186

Common shares issued for cash at $0.01 per share	80,000	8	792	-	800
Net loss for the period	-	-	-	(31,891)	(31,891)

Balance – September 30, 2015	9,850,000	985	72,515	(99,405)	(25,905)

Related party debt forgiven	-	-	38,754	-	38,754
Net loss for the period	-	-	-	(46,218)	(46,218)

Balance – September 30, 2016	9,850,000	$985	$111,269	$(145,623)	$(33,369)

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Cash Flows

	Year Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(46,218)	$(31,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,718)	7,206
Net Cash Used in Operating Activities	(50,936)	(24,685)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	50,936	11,000
Proceeds from issuance of common stock	-	800
Net Cash Provided by Financing Activities	50,936	11,800

Net decrease in cash	-	(12,885)

Cash - beginning of period	-	12,885

Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven recorded as additional paid in capital	$38,754	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Notes to the Financial Statements

For the years ended September 30, 2016 and 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

During the year ended September 30, 2016 and 2015, the Company recognized no share-based expenses, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  As of September 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. For the year ended September 30, 2016, the Company has a net loss of $46,218 and an accumulated deficit of $145,623 at September 30, 2016. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The provisions for refundable federal income tax at 34% for the years ended September 30, 2016 and 2015 consist of the following:

	Year	Year
	Ended	Ended
	September 30, 2016	September 30, 2015

Income tax expense (benefit) at statutory rate	$(15,714)	$(10,843)
Change in valuation allowance	15,714	10,843
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2016 and September 30, 2014 are as follows:

	September 30, 2016	September 30, 2015

Net Operating Loss	$49,512	$33,798
Valuation allowance	(49,512)	(33,798)
Net deferred tax asset	$-	$-

The Company has approximately $145,623 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 - SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception March 13, 2013 to September 30, 2016.

Common Share Issuances

During the year ended September 30, 2016, the Company issued no common share.

During the year ended September 30, 2015, the Company issued common shares as follow;

•	On October 1, 2014, the Company issued 80,000 shares to 1 unaffiliated investor for $0.01 per share for total proceeds of $800.

As of September 30, 2016, and 2015, the Company has 9,850,000 common shares of common stock issued and outstanding, respectively.

NOTE 6 - RELATED PARTIES TRANSACTIONS

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

During the year ended September 30, 2016, the Company's sole officer advanced to the Company an amount of $24,381 by the way of loan. As at September 30, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $24,381.

During the year ended September 30, 2016, the Company's previous shareholders assumed debt of $16,655 which was recorded as additional paid in capital.

During the year ended September 30, 2016, the Company's prior sole officer advanced to the Company an amount of $9,900 by the way of loan and a total of non-interest bearing demand loan of $22,099 was forgiven by a former officer, which was recorded as additional paid in capital. During the year ended September 30, 2015, the Company’s prior sole officer advanced to the Company an amount of $11,000 by way of loan.  As of September 30, 2016 and 2015, the Company was obligated to the officers for an unsecured, non-interest bearing demand loan with a balance of $0 and $12,199.

As of September 30, 2016 and 2015, the Company owed related party $24,381 and $12,199, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Lung Ming Chun	Chief Executive Officer, President, Secretary and Director	43	June 24, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Lung Ming Chun - Chief Executive Officer, President, Secretary and Director

From 2013 to 2016 Mr. Chun was a manager at Micronic, Inc. as operations manager, where his key responsibilities included driving operational improvements, maximizing the value of the asset base while ensuring control on operational costs. Previously, from 2009 to 2012 Mr. Chun was a project manager at JK Taiwan, a light bulb manufacturer where he was responsible for environmental health and safety matters. Previously Mr. Chun worked as a marketing executive and as a production manager in an electronic semi-conductor company. Mr. Chung received a Bachelor of Business degree from Chung Tsing University in 1996.

Our company believes that Mr. Chun's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Katiuska Moran(1) Former President,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, CFO, Secretary, Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Lung Ming Chun(2) CEO, President,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2015	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
___________

(1)	Ms. Moran held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Director and Treasurer, of the Company from August 18, 2014 to June 24, 2016.

(2)	Mr. Chun has held the positions of Chief Executive Officer (CEO), President and Secretary since June 24, 2016.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 23, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Lung Ming Chun No. 30, Lane 18 Hsinan Rd., Sec 1, Wujih District Taichung City, Taiwan, 414	Nil	Nil

Directors and Executive Officers as a Group	Nil	Nil

Aureas Capital Co. Ltd.	6,918,800 Common Shares	70.24%

Over 5% Shareholders	6,918,800 Common Shares	70.24%

________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 23, 2016. As of December 23, 2016 there were 9,850,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Lung Ming Chun.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2016 and for fiscal year ended September 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2016	September 30, 2015

Audit Fees	$6,000	$10,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$6,000	$10,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document.

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description

(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.
(Registrant)

Dated: December 29, 2016	By:	/s/ Lung Ming Chun
Lung Ming Chun
Chief Executive Officer, President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2016	By:	/s/ Lung Ming Chun
Lung Ming Chun
Chief Executive Officer, President, Secretary and Director

