Form 10-Q
period 2016-12-31
BALLY, CORP.
filed 2017-02-14
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 30 Lane 18 Hsinan Rd,. Sec 1, Wujih District, Taichung City Taiwan	414
(Address of principal executive offices)	(Zip Code)

(86) 136 001 8898

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES   ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,850,000 common shares issued and outstanding as of February 10, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2016

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2016	2016

ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,600	$8,988
Due to shareholders	36,554	24,381
Total Current Liabilities	42,154	33,369

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	111,269	111,269
Accumulated deficit	(154,408)	(145,623)
Total Stockholders’ Deficit	(42,154)	(33,369)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Professional fees	8,785	4,300
Total operating expenses	8,785	4,300

Net loss before income tax	(8,785)	(4,300)
Income tax provision	-	-
Net loss	$(8,785)	$(4,300)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(8,785)	$(4,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,388)	(4,506)
Net Cash Used in Operating Activities	(12,173)	(8,806)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	12,173	9,900
Net Cash Provided by Financing Activities	12,173	9,900

Net increase in cash	-	1,094
Cash - beginning of period	-	-
Cash - end of period	$-	$1,094

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Notes to the Financial Statements

December 31, 2016

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on December 29, 2016.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $154,408 since inception. At December 31, 2016, the Company has stockholders’ deficit of $42,154. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended December 31, 2016.

Common Share Issuances

As at December 31, 2016 and September 30, 2016, the Company had 9,850,000 shares issued and outstanding.

NOTE 5 - RELATED PARTIES TRANSACTIONS

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

During the period ended December 31, 2016, the Company's sole officer advanced to the Company an amount of $12,173 by the way of loan. As at December 31, 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $36,554.

As of December 31, 2016 and September 30, 2016, the Company owed related party $36,554 and $24,381, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2016 and 2015.

Three months ended December 31, 2016 compared to December 31, 2015.

	Three Months Ended December 31,
	2016	2015	Change

Revenue	$-	$-	$-
Professional fees	8,785	4,300	4,485
Net loss	$8,785	$4,300	$4,485

Our financial statements report a net loss of $8,785 for the three months ended December 31, 2016 compared to a net loss of $4,300 for the three months ended December 31, 2015. Our losses have increased by $4,485, primarily as a result of an increase in professional fees of $4,485.

Our operating expenses for the three months ended December 31, 2016 were $8,785 compared to $4,300 for the three months ended December 31, 2015. The increase in operating expenses was primarily as a result of an increase in professional fees of $4,485.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2016 and September 30, 2016, respectively.

Working Capital

	As at December 31, 2016	As at September 30, 2016
Total current assets	$-	$-
Total current liabilities	$42,154	$33,369
Working capital deficiency	$(42,154)	$(33,369)

Cash Flows

	Three Months Ended December 31,
	2016	2015
Net Cash Used in Operating Activities	$(12,173)	$(8,806)
Net Cash Provided by Financing Activities	$12,173	$9,900
Net Increase in Cash During Period	$-	$1,094

As at December 31, 2016, our total current assets were $0 compared to $0 in total current assets at September 30, 2016. As at December 31, 2016, our current liabilities were $42,154 compared to $33,369 in current liabilities as at September 30, 2016. Stockholders’ deficit was $42,154 as of December 31, 2016 compared to stockholders' deficit of $33,369 as of September 30, 2016.

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2016 was $12,173, compared to $8,806 net cash used in operating activities during three months ended December 31, 2015.

Financing Activities

Cash provided by financing activities during the three months ended December 31, 2016 was $12,173 as compared to $9,900 in cash provided by financing activities during the three months ended December 31, 2015.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended September 30, 2016. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

____________

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: February 14, 2017	/s/ Lung Ming Chun
Lung Ming Chun
Chief Executive Officer, President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

