Form 10-Q
period 2017-03-31
BALLY, CORP.
filed 2017-05-22
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

9,850,000 common shares issued and outstanding as of May 12, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2017

BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2017	2016

ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,400	$8,988
Due to shareholders	43,054	24,381
Total Current Liabilities	46,454	33,369

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	111,269	111,269
Accumulated deficit	(158,708)	(145,623)
Total Stockholders’ Deficit	(46,454)	(33,369)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	4,300	8,649	13,085	12,949
Total operating expenses	4,300	8,649	13,085	12,949

Net loss before income tax	(4,300)	(8,649)	(13,085)	(12,949)
Income tax provision	-	-	-	-
Net loss	$(4,300)	$(8,649)	$(13,085)	$(12,949)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(13,085)	$(12,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,588)	3,049
Net Cash Used in Operating Activities	(18,673)	(9,900)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	18,673	9,900
Net Cash Provided by Financing Activities	18,673	9,900

Net increase in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Notes to the Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Taichung City Taiwan. The Company intends to operate as an ecommerce hardware store. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on December 29, 2016.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $158,708 since inception. At March 31, 2017, the Company has stockholders’ deficit of $46,454. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended March 31, 2017.

Common Share Issuances

As at March 31, 2017 and September 30, 2016, the Company had 9,850,000 shares issued and outstanding.

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

During the period ended March 31, 2017, the Company's sole officer advanced to the Company an amount of $18,673 by the way of loan. As of March 31, 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $43,054.

As of March 31, 2017 and September 30, 2016, the Company owed related party $43,054 and $24,381, respectively.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended March 31, 2017 and 2016.

Three months ended March 31, 2017 compared to March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change

Revenue	$-	$-	$-
Professional fees	4,300	8,649	(4,349)
Net loss	$(4,300)	$(8,649)	$(4,349)

Our financial statements report a net loss of $4,300 for the three months ended March 31, 2017 compared to a net loss of $8,649 for the three months ended March 31, 2016. Our losses have decreased by $4,349, primarily as a result of a decrease in professional fees of $4,349.

Our operating expenses for the three months ended March 31, 2017 were $4,300 compared to $8,649 for the three months ended March 31, 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees of $4,349.

Six months ended March 31, 2017 compared to March 31, 2016.

	Six Months Ended March 31,
	2017	2016	Change

Revenue	$-	$-	$-
Professional fees	13,085	12,949	136
Net loss	$(13,085)	$(12,949)	$136

Our financial statements report a net loss of $13,085 for the six months ended March 31, 2017 compared to a net loss of $12,949 for the six months ended March 31, 2016. Our losses have increased by $136, primarily as a result of an increase in professional fees of $136.

Our operating expenses for the six months ended March 31, 2017 were $13,085 compared to $12,949 for the six months ended March 31, 2016. The increase in operating expenses was primarily as a result of an increase in professional fees of $136.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2017 and September 30, 2016, respectively.

Working Capital

	As at March 31, 2017	As at September 30, 2016
Total current assets	$-	$-
Total current liabilities	$46,454	$33,369
Working capital deficiency	$(46,454)	$(33,369)

Cash Flows

	Six Months Ended March 31,
	2017	2016
Net Cash Used in Operating Activities	$(18,673)	$(9,900)
Net Cash Provided by Financing Activities	$18,673	$9,900
Net Increase in Cash During Period	$-	$-

As at March 31, 2017, our total current assets were $0 compared to $0 in total current assets at September 30, 2016.

As at March 31, 2017, our current liabilities were $46,454 compared to $33,369 in current liabilities as at September 30, 2016. Stockholders’ deficit was $46,454 as of March 31, 2017 compared to stockholders' deficit of $33,369 as of September 30, 2016.

Operating Activities

Net cash used in operating activities during the six months ended March 31, 2017 was $18,673, compared to $9,900 net cash used in operating activities during six months ended March 31, 2016.

Financing Activities

Cash provided by financing activities during the six months ended March 31, 2017 was $18,673 as compared to $9,900 in cash provided by financing activities during the six months ended March 31, 2016.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the year ended September 30, 2016. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

__________

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: May 22, 2017	/s/ Lung Ming Chun
Lung Ming Chun
Chief Executive Officer, President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

