Form 10-Q
period 2017-06-30
BALLY, CORP.
filed 2017-08-14
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

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

☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

9,850,000 common shares issued and outstanding as of August 11, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

BALLY, CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2017	2016

ASSETS
Current Assets
Prepaid expenses	$202	$-
Total Current Assets	202	-

Total Assets	$202	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,700	$8,988
Due to shareholders	45,554	24,381
Total Current Liabilities and Total Liabilities	51,254	33,369

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	111,269	111,269
Accumulated deficit	(163,306)	(145,623)
Total Stockholders’ Deficit	(51,052)	(33,369)

Total Liabilities and Stockholders’ Deficit	$202	$-

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	4,598	27,180	17,683	40,129
Total operating expenses	4,598	27,180	17,683	40,129

Net loss before income tax	(4,598)	(27,180)	(17,683)	(40,129)
Income tax provision	-	-	-	-
Net loss	$(4,598)	$(27,180)	$(17,683)	$(40,129)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(17,683)	$(40,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(202)	-
Accounts payable and accrued liabilities	(3,288)	9,989
Net Cash Used in Operating Activities	(21,173)	(30,140)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	21,173	30,140
Net Cash Provided by Financing Activities	21,173	30,140

Net increase in cash
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven recorded as additional paid in capital	$-	$31,899

The accompanying notes are an integral part of these unaudited financial statements

BALLY, CORP.

Notes to the Financial Statements

June 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on December 29, 2016.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $163,306 since inception. At June 30, 2017, the Company has stockholders’ deficit of $51,052. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended June 30, 2017.

Common Share Issuances

As at June 30, 2017 and September 30, 2016, the Company had 9,850,000 shares issued and outstanding.

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

During the period ended June 30, 2017, the Company's sole officer advanced to the Company an amount of $21,173 by the way of loan. As of June 30, 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $45,554.

As of June 30, 2017, and September 30, 2016, the Company owed related party $45,554 and $24,381, respectively.

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

On June 24, 2016, in connection with the sale of a controlling interest in our company, Katiuska Moran, our company's former Chief Executive Officer and Director and Surjeet Singh (individually and collectively the "Seller(s)") of our company, entered into and closed on certain share purchase agreements with Aureas Capital Co., Ltd., ("Aureas"), whereby Aureas purchased from the Sellers a total of 6,918,800 shares of our company's common stock (the "Shares") for an aggregate price of $100,000.00. The Shares acquired represent approximately 70.6% of the issued and outstanding shares of common stock of our company.

On June 24, 2016, Lung Ming Chun was appointed a director and officer of our company and Katiuska Moran and Surjeet Singh resigned from all positions they held as officers and directors of our company. With the change of management, our company intends to pursue business opportunities in tire recycling.

On June 8, 2017, Lung Ming Chun reigned from all of the positions he held as an officer and director of our company and Kong Nguan Hong was appointed Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, and as a director.

Our fiscal year end is September 30. Our business address is No. 30, Lane 18 Hsinan Rd., Sec 1, Wujih District, Taichung City, Taiwan, 414. Our telephone number is (86) 13600158898.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended June 30, 2017 and 2016.

Three months ended June 30, 2017 compared to June 30, 2016.

	Three Months Ended June 30,
	2017	2016	Change

Revenue	$-	$-	$-
Professional fees	4,598	27,180	(22,582)
Net loss	$(4,598)	$(27,180)	$(22,582)

Our financial statements report a net loss of $4,598 for the three months ended June 30, 2017 compared to a net loss of $27,180 for the three months ended June 30, 2016. Our losses have decreased by $22,582, primarily as a result of a decrease in professional fees of $22,582.

Our operating expenses for the three months ended June 30, 2017 were $4,598 compared to $27,180 for the three months ended June 30, 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees of $22,582.

Nine months ended June 30, 2017 compared to June 30, 2016.

	Nine Months Ended June 30,
	2017	2016	Change

Revenue	$-	$-	$-
Professional fees	17,683	40,129	(22,446)
Net loss	$(17,683)	$(40,129)	$(22,446)

Our financial statements report a net loss of $17,683 for the nine months ended June 30, 2017 compared to a net loss of $40,129 for the nine months ended June 30, 2016. Our losses have decreased by $22,446, primarily as a result of a decrease in professional fees of $22,446.

Our operating expenses for the nine months ended June 30, 2017 were $17,683 compared to $40,129 for the nine months ended June 30, 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees of $22,446.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2017 and September 30, 2016, respectively.

Working Capital

	As at June 30, 2017	As at September 30, 2016
Total current assets	$202	$-
Total current liabilities	$51,254	$33,369
Working capital deficiency	$(51,052)	$(33,369)

Cash Flows

	Nine Months Ended June 30,
	2017	2016
Net Cash Used in Operating Activities	$(21,173)	$(30,140)
Net Cash Provided by Financing Activities	$21,173	$30,140
Net Increase in Cash During Period	$-	$-

As at June 30, 2017, our total current assets were $220 compared to $0 in total current assets at September 30, 2016.

As at June 30, 2017, our current liabilities were $51,254 compared to $33,369 in current liabilities as at September 30, 2016. Stockholders’ deficit was $51,052 as of June 30, 2017 compared to stockholders' deficit of $33,369 as of September 30, 2016.

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2017 was $21,173, compared to $30,140 net cash used in operating activities during the nine months ended June 30, 2016.

Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2017 was $21,173 as compared to $30,140 in cash provided by financing activities during the nine months ended June 30, 2016.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: August 14, 2017	/s/ Kong Nguan Hong
Kong Nguan Hong
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

