Form 10-K
period 2017-09-30
BALLY, CORP.
filed 2018-01-16
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [          ] to [          ]

Commission file number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 30 Lane Hsinan Rd., Sec 1, Wujih District, Taichung City Taiwan	414
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 136 001 8898

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2017, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 common shares as of January 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Bally, Corp., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on March 13, 2013. From inception, it was our intent to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. In connection with a change of control of our company on June 24, 2016, we changed our business focus to pursue opportunities in tire recycling.

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

On June 8, 2017, Ming Chun Lung resigned as Chief Executive Officer, President, Secretary, and as a director of our company and Kong Nguan Hong was appointed Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, and as a director.

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

Intellectual Property

We do not currently have any intellectual property.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Item 2. Properties

Our address is No. 30, Lane 18 Hsinan Rd., Sec 1, Wujih District, Taichung City, Taiwan, 414. Our offices are provided at no cost to our company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets, under the symbol "BLYQ". Our stock was approved for quotation on the OTC Markets on November 20, 2014. However, as of the date of filing this Annual Report, our stock had not traded.

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

As of January 12, 2018 we had 32 shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended September 30, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2017 and 2016, which are included herein.

Our operating results for the year ended September 30, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	September 30, 2017	September 30, 2016

Revenues	$-	$-
Professional fees	21,983	46,218
Net loss	$(21,983)	$(46,218)

During the years ended September 30, 2017 and September 30, 2016 no revenues were recorded.

Net loss was $21,983 for year ended September 30, 2017 and $46,218 for the year ended September 30, 2016. The decrease in operating expenses was primarily due to a decrease in professional fees of $24,235.

Operating expenses for the year ended September 30, 2017 and September 30, 2016 were $21,983 and $46,218 respectively. Operating expenses were primarily attributed to professional fees. Professional fees for the year ended September 30, 2017, was $21,983 compared to $46,218 for the year ended September 30, 2016. The decrease in professional fees during the year ended September 30, 2017, compared to the year ended September 30, 2016, is primarily attributed to a decrease in legal fees.

Liquidity and Capital

Working Capital	As of September 30, 2017	As of September 30, 2016
Current Assets	$-	$-
Current Liabilities	$55,352	$33,369
Working Capital (Deficit)	$(55,352)	$(33,369)

Cash Flows	Year Ended September 30, 2017	Year Ended September 30, 2016
Net Cash Used in Operating Activities	$(21,173)	$(50,936)
Net Cash Provided by Financing Activities	$21,173	$50,936
Net Increase (Decrease) In Cash	$-	$-

As of September 30, 2017, we had a working capital deficit of $55,352 compared to a working capital deficit of $33,369 as of September 30, 2016. As of September 30, 2017, we had current assets of $Nil (2016 – $Nil) and current liabilities of $55,352 (2016 – $33,369). As of September 30, 2017, we used a total of $21,173 (2016 - $50,936) in operating activities and received $21,173 (2016 - $50,936) from financing activities.

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

Liquidity and Capital Resources

As of September 30, 2017, we had no cash. As of September 30, 2017, our current liabilities and stockholders' deficit was $55,352. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2017, our company had a net loss of $21,983 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 and 2016

Paritz & Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Bally, Corp.

We have audited the accompanying balance sheets of Bally, Corp. as of September 30, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bally, Corp. as of September 30, 2017 and 2016, and the results of its operations and cash flows for the years ended September 30, 2016 and 2015 in conformity with accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has a net loss of $21,983, and an accumulated deficit of $167,606 at September 30, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

January 15, 2018

BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2017	2016

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,798	$8,988
Due to shareholders	45,554	24,381
Total Current Liabilities and Total Liabilities	55,352	33,369

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	111,269	111,269
Accumulated deficit	(167,606)	(145,623)
Total Stockholders’ Deficit	(55,352)	(33,369)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Operations

	Year Ended
	September 30,
	2017	2016

Revenue	$-	$-

Operating Expenses
Professional fees	21,983	46,218
Total operating expenses	21,983	46,218

Net loss before income tax	(21,983)	(46,218)
Income tax provision	-	-
Net loss	$(21,983)	$(46,218)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statement of Stockholders’ Deficit

			Additional		Total
	Common Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2015	9,850,000	985	72,515	(99,405)	(25,905)

Related party debt forgiven	-	-	38,754	-	38,754
Net loss for the period	-	-	-	(46,218)	(46,218)

Balance – September 30, 2016	9,850,000	$985	$111,269	$(145,623)	$(33,369)

Net loss for the period	-	-	-	(21,983)	(21,983)

Balance – September 30, 2017	9,850,000	$985	$111,269	$(167,606)	$(55,352)

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Cash Flows

	Year Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(21,983)	$(46,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued liabilities	810	(4,718)
Net Cash Used in Operating Activities	(21,173)	(50,936)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	21,173	50,936
Net Cash Provided by Financing Activities	21,173	50,936

Net increase in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven recorded as additional paid in capital	$-	$38,754

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Notes to the Financial Statements

For the years ended September 30, 2017 and 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Taichung City Taiwan. The Company intends to pursue opportunities in tire recycling. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

The fair value of accounts payable and accrued expenses and due to shareholder approximates their carrying amounts because of their immediate or short term maturity.

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

During the year ended September 30, 2017 and 2016, the Company recognized no share-based expenses, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. For the year ended September 30, 2017, the Company has a net loss of $21,983 and an accumulated deficit of $167,606 at September 30, 2017. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The provisions for refundable federal income tax at 34% for the years ended September 30, 2017 and 2016 consist of the following:

	Year Ended
	September 30,
	2017	2016
Income tax expense (benefit) at statutory rate	$(7,474)	$(15,714)
Change in valuation allowance	7,474	15,714
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2017 and September 30, 2016 are as follows:

	September 30,	September 30,
	2017	2016
Net Operating Loss	$56,986	$49,512
Valuation allowance	(56,986)	(49,512)
Net deferred tax asset	$-	$-

The Company has approximately $167,606 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2032. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 - SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception March 13, 2013 to September 30, 2017.

Common Share Issuances

During the year ended September 30, 2017 and 2016, the Company issued no common share.

As of September 30, 2017, and 2016, the Company has 9,850,000 common shares of common stock issued and outstanding, respectively.

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

During the year ended September 30, 2017 and 2016, the Company's sole officer advanced to the Company an amount of $21,173 and $24,381 by the way of loan. As of September 30, 2017 and 2016, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $45,554 and $24,381.

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

As of September 30, 2017 and 2016, the Company owed related party $45,554 and $24,381, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon the evaluation of our disclosure controls and procedures as of the September 30, 2017, our management concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Kong Nguan Hong	Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and director.	56	June 8, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kong Nguan Hong - Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and director.

Mr. Hong has been serving as CEO and President of Polilex SB, a leading health supplementary products company in South East Asia since April 2014. Mr Hong started as Malaysia Head of Product in 2012 leading the team to develop, strategised and branding various imported health products to be sold in Malaysia. In year 2013, Hong became Regional Head of Sales that is responsible for business development and marketing expansion for the company. In year 2014 (until presence) he was promoted by directors of the company to becoming CEO that manages all aspect of the company's business activities from joint venture, system development, operation and new channel set up such as online marketing and mobile application to promote the product and sales of the company.

Our company believes that Mr. Hong's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kong Nguan Hong(1)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Secretary, Treasurer and Director	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ming Chun Lung(2)	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CEO, CFO, Secretary, Treasurer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Katiuska Moran(3)	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former President, CEO, CFO, Secretary, Treasurer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Hong was appointed President, CEO, CFO, Secretary, Treasurer and Director on June 8, 2017.
(2)	Mr. Lung was appointed President, CEO, CFO, Secretary, Treasurer and Director on June 24, 2016 and resigned all positions on June 8, 2017.
(3)	Ms. Moran was appointed President, CEO, CFO, Secretary, Treasurer and Director on August 18, 2014 and resigned all positions on June 24, 2016.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 12, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)(3)(4)(5)(6)
Kong Nguan Hong No. 30 Lane 18 Hsinan Rd,. Sec 1, Wujih District, Taichung City Taiwan 414	Nil	Nil
Directors and Executive Officers as a Group	Nil	Nil
Aureas Capital Co. Ltd. 6 Sol Suphaphong 3, Yak 8 Sirinakaran 40 Rd, Nonghob, Bangkok 10250 Thailand	6,918,800 Common / Direct	70.24%
5% or Greater Shareholders as a Group	6,918,800 Common	70.24%

________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 12, 2018. As of January 12, 2018 there were 9,850,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Kong Nguan Hong.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2017 and for fiscal year ended September 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2017	September 30, 2016
Audit Fees	$10,500	$6,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,500	$6,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.
(Registrant)

Dated: January 16, 2018	/s/ Kong Nguan Hong
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

Dated: January 16, 2018	/s/ Kong Nguan Hong
Kong Nguan Hong
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

