Form 10-Q
period 2017-12-31
BALLY, CORP.
filed 2018-02-20
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

9,850,000 common shares issued and outstanding as of February 15, 2018

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2017	2017

ASSETS
Current Assets
Prepaid expenses	$6,000	$-
Total Current Assets	6,000	-

Total Assets	$6,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,598	$9,798
Due to shareholders	55,054	45,554
Total Current Liabilities and Total Liabilities	69,652	55,352

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	111,269	111,269
Accumulated deficit	(175,906)	(167,606)
Total Stockholders’ Deficit	(63,652)	(55,352)

Total Liabilities and Stockholders’ Deficit	$6,000	$-

The accompanying notes are an integral part of these unaudited financial statements

F-1

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three months ended
	December 31,
	2017	2016

Revenue	$-	$-

Operating Expenses
Professional fees	8,300	8,785
Total operating expenses	8,300	8,785

Net loss before income tax	(8,300)	(8,785)
Income tax provision	-	-
Net loss	$(8,300)	$(8,785)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

F-2

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three months ended
	December 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(8,300)	$(8,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	-
Accounts payable and accrued liabilities	4,800	(3,388)
Net Cash Used in Operating Activities	(9,500)	(12,173)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	9,500	12,173
Net Cash Provided by Financing Activities	9,500	12,173

Net increase in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-3

BALLY, CORP.

Notes to the Financial Statements

December 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on January 16, 2018.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $175,906 since inception. At December 31, 2017, the Company has stockholders’ deficit of $63,652. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

F-4

NOTE 4 - SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended December 31, 2017.

Common Share Issuances

As at December 31, 2017 and September 30, 2017, the Company had 9,850,000 shares issued and outstanding.

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

During the period ended December 31, 2017, the Company’s sole officer advanced to the Company an amount of $9,500 by the way of loan. As of December 31, 2017, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $55,054.

As of December 31, 2017, and September 30, 2017, the Company owed related party $55,054 and $45,554, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

F-5

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

On June 24, 2016, in connection with the sale of a controlling interest in our company, Katiuska Moran, our company’s former Chief Executive Officer and Director and Surjeet Singh (individually and collectively the “Seller(s)”) of our company, entered into and closed on certain share purchase agreements with Aureas Capital Co., Ltd., (“Aureas”), whereby Aureas purchased from the Sellers a total of 6,918,800 shares of our company’s common stock (the “Shares”) for an aggregate price of $100,000.00. The Shares acquired represent approximately 70.6% of the issued and outstanding shares of common stock of our company.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2017 and 2016.

Three months ended December 31, 2017 compared to December 31, 2016.

	Three months ended
	December 31,
	2017	2016	Change

Revenue	$-	$-	$-
Professional fees	8,300	8,785	(485)
Net loss	$(8,300)	$(8,785)	$(485)

Our financial statements report a net loss of $8,300 for the three months ended December 31, 2017 compared to a net loss of $8,785 for the three months ended December 31, 2016.

Our operating expenses for the three months ended December 31, 2017 were $8,300 compared to $8,785 for the three months ended December 31, 2016. The decrease in operating expenses was primarily as a result of a decrease in professional fees of $485.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2017 and September 30, 2017, respectively.

Working Capital

	December 31,	September 30,
	2017	2017	Changes
Current Assets	$6,000	$-	$6,000
Current Liabilities	69,652	55,352	14,300
Working Capital Deficit	$(63,652)	$(55,352)	$(8,300)

Cash Flows

	Three months ended
	December 31,
	2017	2016

Net cash used in operating activities	$(9,500)	$(12,173)
Net cash provided by financing activities	9,500	12,173
Net increase in cash and cash equivalents	$-	$-

As at December 31, 2017, our total current assets were $6,000 compared to $0 in total current assets at September 30, 2017.

As at December 31, 2017, our current liabilities were $69,652 compared to $55,352 in current liabilities as at September 30, 2017. Stockholders’ deficit was $63,652 as of December 31, 2017 compared to stockholders’ deficit of $55,352 as of September 30, 2017.

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2017 was $9,500, compared to $12,173 net cash used in operating activities during the three months ended December 31, 2016.

Financing Activities

Cash provided by financing activities during the three months ended December 31, 2017 was $9,500 as compared to $12,173 in cash provided by financing activities during the three months ended December 31, 2016.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the year ended September 30, 2017. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President (who is also our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: February 20, 2018	/s/ Kong Nguan Hong
Kong Nguan Hong
Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

