Form 10-Q
period 2018-03-31
BALLY, CORP.
filed 2018-05-14
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong, Shanghai China	200122
(Address of principal executive offices)	(Zip Code)

(86) 138 1833 3008
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

9,850,000 common shares issued and outstanding as of May ___, 2018

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2018	2017

ASSETS
Current Assets
Prepaid expenses	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,600	$9,798
Due to shareholders	60,426	45,554
Total Current Liabilities and Total Liabilities	68,026	55,352

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	111,269	111,269
Accumulated deficit	(180,280)	(167,606)
Total Stockholders’ Deficit	(68,026)	(55,352)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	4,374	4,300	12,674	13,085
Total operating expenses	4,374	4,300	12,674	13,085

Net loss before income tax	(4,374)	(4,300)	(12,674)	(13,085)
Income tax provision	-	-	-	-
Net loss	$(4,374)	$(4,300)	$(12,674)	$(13,085)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited financial statements

F-3

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(12,674)	$(13,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,198)	(5,588)
Net Cash Used in Operating Activities	(14,872)	(18,673)

Cash Flows from Financing Activities:
Advance from shareholder	14,872	18,673
Net Cash Provided by Financing Activities	14,872	18,673

Net increase in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-4

BALLY, CORP.

Notes to the Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on January 16, 2018.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $180,280. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

F-5

NOTE 4 - SHAREHOLDER’S EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended March 31, 2018.

Common Share Issuances

As at March 31, 2018 and September 30, 2017, the Company had 9,850,000 shares issued and outstanding.

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

During the period ended March 31, 2018, the Company’s sole officer advanced to the Company an amount of $14,872 by the way of loan. As of March 31, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $60,426.

As of March 31, 2018, and September 30, 2017, the Company owed the related party $60,426 and $45,554, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Pursuant to a stock purchase agreement (the “Agreement”), effective as of April 4, 2018, by and among certain shareholders of the Company (the “Sellers”) and Haiping Hu (the “Purchaser”), the Sellers sold an aggregate of 9,797,600 shares of Common Stock of the Company, to the Purchaser for cash consideration of $360,000 from personal funds of the Purchaser (the “Transaction”). Following consummation of the Transaction, the Purchaser holds 99.5% of the voting securities of the Company, based on 9,850,000 shares issued and outstanding as of the date hereof. The Transaction has resulted in a change in control of the Company from the Seller to the Purchaser.

In conjunction with the stock purchase agreement and change of control, the outstanding accounts payable were fully paid off by the former sole officer and director. All amounts owing to the former officer were forgiven and recorded as contributed capital.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Form 10-K, as filed with the SEC on January 16, 2018. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

On June 24, 2016, Lung Ming Chun was appointed a director and officer of our company and Katiuska Moran and Surjeet Singh resigned from all positions they held as officers and directors of our company. With the change of management, our company intended to pursue business opportunities in tire recycling.

On June 8, 2017, Lung Ming Chun reigned from all of the positions he held as an officer and director of our company and Kong Nguan Hong was appointed Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, and as a director.

Pursuant to a stock purchase agreement (the "Agreement"), effective as of April 4, 2018, by and among Aureas, Chen Yi-Dou, Ming-Chun Lung, NYJJ Investments, Ti-Jung Chen, Yi-Fang Lin and Zhiqing Wu (together, the "Sellers") and Haiping Hu, the Sellers sold an aggregate of 9,797,600 shares of Common Stock of our company, to Mr. Hu for cash consideration of $360,000 from personal funds of Mr. Hu (the "Transaction"). Of the net proceeds, $7,500 have been held back in escrow for the payment of past due taxes. The Transaction closed on April 4, 2018. Following consummation of the Transaction, Mr. Hu holds 99.5% of the voting securities of our company, based on 9,850,000 shares issued and outstanding as of April 4, 2018. The Transaction has resulted in a change in control of our company.

In connection with the Transaction, Kong Nguan Hong, the sole officer and director of our company, resigned from all of his officer positions, including Chief Executive Officer, Chief Financial Officer and Secretary, effective immediately upon the consummation of the Transaction, but remained a director of our company for 10 days following the date on which our company filed a Schedule 14F-1 with the SEC and the mailed the Schedule 14F-1 to the holders of record of our company. The Schedule 14F-1 was filed with the SEC on April 6, 2018. An amended Schedule 14F-1 was filed on April 10, 2018 and mailed to shareholders on or about that same day.

In connection with the Transaction, Haiping Hu was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and as a director of our company, effective April 4, 2018.

Our fiscal year end is September 30. Our business address is 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong Shanghai China 200122. . Our telephone number is (86) 138 1833 3008.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended March 31, 2018 and 2017.

Three months ended March 31, 2018 compared to March 31, 2017.

	Three Months Ended
	March 31,
	2018	2017	Change

Revenue	$-	$-	$-
Professional fees	4,374	4,300	74
Net loss	$(4,374)	$(4,300)	$74

Our financial statements report a net loss of $4,374 for the three months ended March 31, 2018 compared to a net loss of $4,300 for the three months ended March 31, 2017.

Our operating expenses for the three months ended March 31, 2018 were $4,374 compared to $4,300 for the three months ended March 31, 2017. Operating expenses consists of professional fees.

Six months ended March 31, 2018 compared to March 31, 2017.

	Six Months Ended March 30,
	2018	2017	Change

Revenue	$-	$-	$-
Professional fees	12,674	13,085	(411)
Net loss	$12,674	$(13,085)	$(411)

Our financial statements report a net loss of $12,674 for the six months ended March 31, 2018 compared to a net loss of $13,085 for the six months ended March 31, 2017.

Our operating expenses for the six months ended March 31, 2018 were $12,674 compared to $13,085 for the six months ended March 31, 2017. Operating expenses consists of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and September 30, 2017, respectively.

Working Capital

	March 31,	September 30,
	2018	2017
Current Assets	$-	$-
Current Liabilities	68,026	55,352
Working Capital	$(68,026)	$(55,352)

Cash Flows

	Six Months Ended
	March 31,
	2018	2017

Net cash used in operating activities	$(14,872)	$(18,673)
Net cash provided by financing activities	14,872	18,673
Net increase in cash and cash equivalents	$-	$-

As at March 31, 2018, our total current assets were $0 compared to $0 in total current assets at September 30, 2017.

As at March 31, 2018, our current liabilities were $68,026 compared to $55,352 in current liabilities as at September 30, 2017. Stockholders’ deficit was $68,026 as of March 31, 2018 compared to stockholders' deficit of $55,352 as of September 30, 2017.

Operating Activities

Net cash used in operating activities during the six months ended March 31, 2018 was $14,872, compared to $18,673 net cash used in operating activities during six months ended March 31, 2017.

Financing Activities

Cash provided by financing activities during the six months ended March 31, 2018 was $14,872 as compared to $18,673 in cash provided by financing activities during the six months ended March 31, 2017.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: May 14, 2018	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

