Form 10-Q
period 2018-06-30
BALLY, CORP.
filed 2018-08-20
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

9,850,000 common shares issued and outstanding as of August 13, 2018

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2018	2017

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,361	$9,798
Due to shareholders	4,510	45,554
Total Current Liabilities and Total Liabilities	9,871	55,352

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	111,269
Accumulated deficit	(189,251)	(167,606)
Total Stockholders’ Deficit	(9,871)	(55,352)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	8,971	4,598	21,645	17,683
Total operating expenses	8,971	4,598	21,645	17,683

Net loss before income tax	(8,971)	(4,598)	(21,645)	(17,683)
Income tax provision	-	-	-	-
Net loss	$(8,971)	$(4,598)	$(21,645)	$(17,683)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements

F-3

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(21,645)	$(17,683)
Changes in operating assets and liabilities:
Prepaid expenses	-	(202)
Accounts payable and accrued liabilities	2,263	(3,288)
Net Cash Used in Operating Activities	(19,382)	(21,173)

Cash Flows from Financing Activities:
Advance from shareholder	19,382	21,173
Net Cash Provided by Financing Activities	19,382	21,173

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Financing Activities:
Forgiveness of debt to shareholder recorded as additional paid in capital	$67,126	$-

The accompanying notes are an integral part of these unaudited interim financial statements

F-4

BALLY, CORP.

Notes to the Unaudited Interim Financial Statements

June 30, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on January 16, 2018.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $189,251. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - SHAREHOLDER’S EQUITY

Authorized Stock

F-5

The Company has authorized 100,000,000 common shares and 20,000,000 preferred shares, both with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Share Issuances

There were no preferred shares issued from inception to the period ended June 30, 2018.

Common Share Issuances

As at June 30, 2018 and September 30, 2017, the Company had 9,850,000 shares issued and outstanding.

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

During the nine months ended June 30, 2018, the Company’s sole officer advanced to the Company an amount of $14,872 by the way of loan. As of June 30, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $4,510.

As of June 30, 2018, and September 30, 2017, the Company owed the related party $4,510 and $45,554, respectively.

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

In conjunction with the stock purchase agreement and change of control, the outstanding accounts payable were fully paid off by the former sole officer and director. All amounts owing to the former officer, which aggregated to $67,126, were forgiven and recorded as additional paid in capital.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended June 30, 2018 and 2017.

Three months ended June 30, 2018 compared to June 30, 2017.

	Three Months Ended
	June 30,
	2018	2017	Change

Revenue	$-	$-	$-
Professional fees	8,971	4,598	4,373
Net loss	$(8,971)	$(4,598)	$4,373

Our financial statements report a net loss of $8,971 for the three months ended June 30, 2018 compared to a net loss of $4,598 for the three months ended June 30, 2017.

Our operating expenses for the three months ended June 30, 2018 were $8,971 compared to $4,598 for the three months ended June 30, 2017. Operating expenses consists of professional fees.

Nine months ended June 30, 2018 compared to June 30, 2017.

	Nine Months Ended
	June 30,
	2018	2017	Change

Revenue	$-	$-	$-
Professional fees	21,645	17,683	3,962
Net loss	$(21,645)	$(17,683)	$3,962

Our financial statements report a net loss of $21,645 for the nine months ended June 30, 2018 compared to a net loss of $17,683 for the nine months ended June 30, 2017.

Our operating expenses for the nine months ended June 30, 2018 were $21,645 compared to $17,683 for the nine months ended June 30, 2017. Operating expenses consists of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and September 30, 2017, respectively.

Working Capital

	June 30,	September 30,
	2018	2017	Changes
Current Assets	$-	$-	$-
Current Liabilities	9,871	55,352	(45,481)
Working Capital Deficiency	$(9,871)	$(55,352)	$45,481

Cash Flows

	Nine Months Ended
	June 30,
	2018	2017

Net cash used in operating activities	$(19,382)	$(21,173)
Net cash provided by financing activities	19,382	21,173
Net (decrease) increase in cash and cash equivalents	$-	$-

As at June 30, 2018, our total current assets were $0 compared to $0 in total current assets at September 30, 2017.

As at June 30, 2018, our current liabilities were $9,871 compared to $55,352 in current liabilities as at September 30, 2017. Stockholders’ deficit was $9,871 as of June 30, 2018 compared to stockholders' deficit of $55,352 as of September 30, 2017.

Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2018 was $19,382, compared to $21,173 net cash used in operating activities during nine months ended June 30, 2017.

Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2018 was $19,382 as compared to $21,173 in cash provided by financing activities during the nine months ended June 30, 2017.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: August 20, 2018	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

