Form 10-K
period 2018-09-30
BALLY, CORP.
filed 2018-12-11
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Registrant’s telephone number, including area code: (86) 138 1833 3008

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
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2018, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no active market during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 common shares as of November 30, 2018.

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

General Overview

We were incorporated under the laws of the State of Nevada on March 13, 2013. From inception, it was our intent to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. Management of our company is currently evaluating our future strategic business plans.

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

Concurrently with the closing of the Agreements, Ming Chun Lung was appointed a director, Chief Executive Officer, President and Secretary and Katiuska Moran and Surjeet Singh resigned from all positions held as an officer and director of our company.

On June 8, 2017, Ming Chun Lung resigned as Chief Executive Officer, President, Secretary, and as a director of our company and Kong Nguan Hong was appointed Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer, and as a director.

Pursuant to a stock purchase agreement (the “Agreement”), effective as of April 4, 2018, by and among Aureas Capital Co Ltd, Chen Yi-Dou, Ming-Chun Lung, NYJJ Investments, Ti-Jung Chen, Yi-Fang Lin and Zhiqing Wu (together, the “Sellers”) and Haiping Hu (the “Purchaser”), the Sellers sold an aggregate of 9,797,600 shares of Common Stock of our company, to the Purchaser for cash consideration of $360,000 from personal funds of the Purchaser (the “Transaction”). Of the net proceeds, $7,500 have been held back in escrow for the payment of past due taxes. Following consummation of the Transaction on April 4, 2018, the Purchaser holds 99.5% of the voting securities of our company, based on 9,850,000 shares issued and outstanding as at that date. The Transaction resulted in a change in control of our Company.

In connection with the Transaction, Kong Nguan Hong, the sole officer and director of the Company, resigned from all of his officer positions with our company, including Chief Executive Officer, Chief Financial Officer and Secretary, effective immediately upon the consummation of the Transaction, and remained a director of our company until April 16, 2018, which date was ten (10) days following the date on which our company filed a Schedule 14F-1 with the SEC and mailed same to the holders of record of our company, in connection with the Transaction.

Our address is 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong, Shanghai, China 200122. Our telephone number is +86 136 1833 3008.

We do not have any subsidiaries.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCMarkets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property.

Employees

Our company has no employees. Our sole director and officer is donating their time to the development of our company, and intends to do whatever work is necessary to bring us to the point of earning revenues. We estimate that our sole officer and director will be able to complete his required work and complete whatever work is necessary by spending 20 hours per week without lending our company additional funds. If this is not the case and additional time and funds will be require then he is willing to commit additional time funds although he has no commitment or contractual obligation to do so. We have no other employees, and do not foresee hiring any additional employees in the near future. We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

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

Item 2. Properties

Our address is 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong, Shanghai, China 200122. Our offices are provided at no cost to our company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets, under the symbol "BLYQ". Our stock was approved for quotation on the OTC Markets on November 20, 2014. However, our stock only started trading on October 22, 2018.

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

As of November 30, 2018 we had 26 shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2018.

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

Results of Operations - Years Ended September 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2018 and 2017, which are included herein.

Our operating results for the year ended September 30, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	September 30, 2018	September 30, 2017

Revenues	$-	$-
Professional fees	22,245	21,983
Net loss	$(22,245)	$(21,983)

During the years ended September 30, 2018 and 2017 no revenues were recorded.

Net loss was $22,245 for year ended September 30, 2018 and $21,983 for the year ended September 30, 2017. The increase in expenses was primarily due to an increase in professional fees.

Expenses for the year ended September 30, 2018 and 2017 were $22,245 and $21,983 respectively. Expenses were primarily attributed to professional fees. Professional fees for the year ended September 30, 2018, was $22,245 compared to $21,983 for the year ended September 30, 2017. The increase in professional fees during the year ended September 30, 2018, compared to the year ended September 30, 2017, is primarily attributed to an increase in accounting fees.

Liquidity and Capital

Working Capital	As of September 30, 2018	As of September 30, 2017
Current Assets	$-	$-
Current Liabilities	$10,471	$55,352
Working Capital Deficiency	$(10,471)	$(55,352)

Cash Flows	Year Ended September 30, 2018	Year Ended September 30, 2017
Net Cash Used in Operating Activities	$(31,143)	$(21,173)
Net Cash Provided by Financing Activities	$31,143	$21,173
Net Increase (Decrease) In Cash	$-	$-

As of September 30, 2018, we had a working capital deficit of $10,471 compared to a working capital deficit of $55,352 as of September 30, 2017. As of September 30, 2018, we had current assets of $Nil (2017 – $Nil) and current liabilities of $10,471 (2017 – $55,352). As of September 30, 2018, we used a total of $31,143 (2017 - $21,173) in operating activities and received $31,143 (2017 - $21,173) from financing activities.

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

Liquidity and Capital Resources

As of September 30, 2018, we had no cash. As of September 30, 2018, our current liabilities and stockholders' deficit was $10,471. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2018, our company had a net loss of $22,245 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders’ of Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bally, Corp. (the Company) as of September 30, 2018 and the related statement of operations, stockholders’ deficit, and cash flow for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has a net loss of $22,245, and an accumulated deficit of $189,851 at September 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

December 6, 2018

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Bally, Corp.

We have audited the accompanying balance sheet of Bally, Corp. as of September 30, 2017 and the related statement of operations, stockholders’ equity (deficit) and cash flow for the year ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bally, Corp. as of September 30, 2017, and the results of its operations and cash flows for the year ended September 30, 2017 in conformity with accepted accounting principles generally accepted in the United States of America.

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

/S/Paritz & Company, P.A.

Hackensack, New Jersey

January 15, 2018

BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2018	2017

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$900	$9,798
Due to shareholders	9,571	45,554
Total Current Liabilities and Total Liabilities	10,471	55,352

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	111,269
Accumulated deficit	(189,851)	(167,606)
Total Stockholders’ Deficit	(10,471)	(55,352)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

F-4

BALLY, CORP.

Statements of Operations

	Year Ended
	September 30,
	2018	2017

Revenue	$-	$-

Expenses:
Professional fees	22,245	21,983
Total expenses	22,245	21,983

Net loss before income tax	(22,245)	(21,983)
Income tax provision	-	-
Net loss	$(22,245)	$(21,983)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statement of Stockholders’ Deficit

			Additional		Total
	Common Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2016	9,850,000	$985	$111,269	$(145,623)	$(33,369)

Net loss for the year	-	-	-	(21,983)	(21,983)

Balance – September 30, 2017	9,850,000	$985	$111,269	$(167,606)	$(55,352)

Related party debt forgiven	-	-	67,126	-	67,126
Net loss for the year	-	-	-	(22,245)	(22,245)

Balance – September 30, 2018	9,850,000	$985	$178,395	$(189,851)	$(10,471)

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Cash Flows

	Year Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(22,245)	$(21,983)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,898)	810
Net Cash Used in Operating Activities	(31,143)	(21,173)

Cash Flows from Financing Activities:
Advance from shareholder	31,143	21,173
Net Cash Provided by Financing Activities	31,143	21,173

Net change in cash	-	-
Cash - beginning of the year	-	-
Cash - end of the year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven recorded as additional paid in capital	$67,126	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Notes to the Financial Statements

For the years ended September 30, 2018 and 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013. The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

The fair value of accounts payable and accrued expenses and due to shareholder approximates their carrying amounts because of their immediate or short-term maturity.

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

During the year ended September 30, 2018 and 2017, the Company recognized no share-based expenses, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. For the year ended September 30, 2018, the Company has a net loss of $22,245, working capital deficiency of $10,471 and an accumulated deficit of $189,851 at September 30, 2018. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing, shareholder loans and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended September 30, 2018. The Company’s financial statements for the year ended September 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The provisions for refundable federal income tax at a blended rate for fiscal year ended September 30, 2018 and 34% for 2017, consist of the following:

	Year Ended
	September 30,
	2018	2017
Income tax expense (benefit) at statutory rate	$(5,750)	$(7,474)
Change in valuation allowance	5,750	7,474
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2018 and September 30, 2017 are as follows:

	September 30,	September 30,
	2018	2017
Net Operating Loss carryforward	$2,010	$56,986
Valuation allowance	(2,010)	(56,986)
Net deferred tax asset	$-	$-

The Company has approximately $9,571 of net operating losses (“NOL”) generated from April 4, 2018 to September 30, 2018 carried forward to offset taxable income in future years which expire commencing in fiscal 2033. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Due to change of control, the Company will not be able to carryover $180,280 of NOL generated before April 4, 2018 to offset future income.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of September 30, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. In April 2018, there was a change in ownership that was in excess of 50%.

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

During the year ended September 30, 2018 and 2017, the Company's sole officer advanced to the Company an amount of $9,571 and $0 by the way of loan. As of September 30, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $9,571.

During the year ended September 30, 2018 and 2017, the Company's former sole officer advanced to the Company an amount of $21,572 and $21,173 by the way of loan.

As of September 30, 2018 and 2017, t the Company owed the related party $9,571 and $45,554, respectively.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon the evaluation of our disclosure controls and procedures as of the September 30, 2018, our management concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Haiping Hu	Chief Executive Officer, Chief Financial Officer, Secretary and Director	51	April 4, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Haiping Hu - Chief Executive Officer, Chief Financial Officer, Secretary and director.

Mr. Hu, has been serving as president of Global Mentor Board (Beijing) IT Co. Ltd since 2015. In addition, from 2012 until 2015, Mr. Hu served as the president and CEO of Shanshan Commodities Group Corporation. Mr. Hu obtained his bachelor degree in process automation and his master degree in chemical engineering from Zhejiang University.

Our company believes that Mr. Hu's professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Haiping Hu(1) CEO, CFO, Secretary and Director	2018 2017	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A

Kong Nguan Hong(2) Former President, CEO, CFO, Secretary, Treasurer and Director	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Ming Chun Lung(3) Former President, CEO, CFO, Secretary, Treasurer and Director	2018 2017	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0

(1)	Mr. Hu was appointed CEO, CFO, Secretary and Director on April 4, 2018.

(2)	Mr. Hong was appointed President, CEO, CFO, Secretary, Treasurer and Director on June 8, 2017 and resigned all officer positions on April 4, 2018 and resigned as a director on April 16, 2018.

(3)	Mr. Lung was appointed President, CEO, CFO, Secretary, Treasurer and Director on June 24, 2016 and resigned all positions on June 8, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 27, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Haiping Hu 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong, Shanghai, China 200122	9,797,600 Common / Direct	99.5%
Directors and Executive Officers as a Group	9,797,600 Common	99.5%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 6, 2018. As of November 6, 2018 there were 9,850,000 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

In connection with a purchase of shares by Haiping Hu pursuant to a share purchase agreement effective April 4, 2018 by and among Aureas Capital Co Ltd., Chen Yi-Dou, Ming-Chung Lung, MYJJ Investments, Ti-Jung Chen, Yi-Fang Lin and Zhiqing Wu (the "Sellers") and Haiping Hu as purchaser, our company entered into a cancellation of debt agreement with the sellers for the cancellation of $62,554 in aggregate principal accrued amounts due to the sellers. In addition, $7,500 of the net proceeds was held back in escrow for the payment of past due taxes.

Director Independence

We currently act with one director, Haiping Hu.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2018 and for fiscal year ended September 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2018	September 30, 2017
Audit Fees	$10,500	$10,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$10,500	$10,500

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

_______________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.
(Registrant)

Dated: December 11, 2018	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 11, 2018	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

