Form 10-Q
period 2018-12-31
BALLY, CORP.
filed 2019-02-08
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong Shanghai China	200122
(Address of principal executive offices)	(Zip Code)

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

☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

9,850,000 common shares issued and outstanding as of February 1, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2018

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2018	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$900	$900
Due to shareholders	19,560	9,571
Total Current Liabilities and Total Liabilities	20,460	10,471

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(199,840)	(189,851)
Total Stockholders’ Deficit	(20,460)	(10,471)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017

Revenue	$-	$-

Expenses:
Professional fees	9,989	8,300
Total expenses	9,989	8,300

Net loss before income tax	(9,989)	(8,300)
Income tax provision	-	-
Net loss	$(9,989)	$(8,300)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements

F-3

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(9,989)	$(8,300)
Changes in operating assets and liabilities:
Prepaid expenses	-	(6,000)
Accounts payable and accrued liabilities	-	4,800
Net Cash Used in Operating Activities	(9,989)	(9,500)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Advance from shareholder	9,989	9,500
Net Cash Provided by Financing Activities	9,989	9,500

Net increase in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

F-4

BALLY, CORP.

Notes to Financial Statements

December 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on December 11, 2018.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $199,840. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTIES TRANSACTIONS

During the three months ended December 31, 2018, the Company’s sole officer advanced to the Company an amount of $9,989 by the way of loan. As of December 31, 2018 and September 30, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $19,560 and $9,571, respectively.

NOTE 5 - SUBSEQUENT EVENTS

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2018 and 2017.

Three months ended December 31, 2018 compared to December 31, 2017.

	Three Months Ended
	December 31,
	2018	2017	Change

Revenue	$-	$-	$-
Professional fees	9,989	8,300	1,689
Net loss	$(9,989)	$(8,300)	$1,689

During the three months ended December 31, 2018 and 2017, no revenues were recorded.

Our financial statements report a net loss of $9,989 for the three months ended December 31, 2018 compared to a net loss of $8,300 for the three months ended December 31, 2017.

Our operating expenses for the three months ended December 31, 2018 were $9,989 compared to $8,300 for the three months ended December 31, 2017. Operating expenses consists of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and September 30, 2018, respectively.

Working Capital

	December 31,	September 30,
	2018	2018	Changes
Current Assets	$-	$-	$-
Current Liabilities	20,460	10,471	9,989
Working Capital	$(20,460)	$(10,471)	$(9,989)

Cash Flows

	Three Months Ended
	December 31,
	2018	2017

Net cash used in operating activities	$(9,989)	$(9,500)
Net cash provided by financing activities	9,989	9,500
Net change in cash and cash equivalents	$-	$-

As at December 31, 2018, our total current assets were $0 compared to $0 in total current assets at September 30, 2018.

As at December 31, 2018, our current liabilities were $20,460 compared to $10,471 in current liabilities as at September 30, 2018. Stockholders’ deficit was $20,460 as of December 31, 2018 compared to stockholders' deficit of $10,471 as of September 30, 2018. The increase in current liabilities is due to an increase in due to shareholder.

Operating Activities

Net cash used in operating activities during the three months ended December 31, 2018 was $9,989, compared to $9,500 net cash used in operating activities during the three months ended December 31, 2017.

Financing Activities

Cash provided by financing activities during the three months ended December 31, 2018 was $9,989 as compared to $9,500 in cash provided by financing activities during the three months ended December 31, 2017.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the year ended September 30, 2018. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is advances by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

While we believe that the historical experience, current trends and other estimates considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

______________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: February 8, 2019	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

