Form 10-Q
period 2019-03-31
BALLY, CORP.
filed 2019-05-09
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

9,850,000 common shares issued and outstanding as of May 8, 2019

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2019	2018
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,770	$900
Due to an officer	24,983	9,571
Total Current Liabilities and Total Liabilities	26,753	10,471

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(206,133)	(189,851)
Total Stockholders’ Deficit	(26,753)	(10,471)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

 BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	6,293	4,374	16,282	12,674
Total expenses	6,293	4,374	16,282	12,674

Loss before income tax	(6,293)	(4,374)	(16,282)	(12,674)
Income tax provision	-	-	-	-
Net loss	$(6,293)	$(4,374)	$(16,282)	$(12,674)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.
Statements of Changes in Stockholders' Deficit
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2018	-	$-	9,850,000	$985	$178,395	$(189,851)	$(10,471)

Net loss for the period	-	-	-	-	-	(9,989)	(9,989)
Balance – December 31, 2018	-	-	9,850,000	985	178,395	(199,840)	(20,460)

Net loss for the period	-	-	-	-	-	(6,293)	(6,293)
Balance – March 31, 2019	-	$-	9,850,000	$985	$178,395	$(206,133)	$(26,753)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2017	-	$-	9,850,000	$985	$111,269	$(167,606)	$(55,352)

Net loss for the period	-	-	-	-	-	(8,300)	(8,300)
Balance – December 31, 2017	-	-	9,850,000	985	111,269	(175,906)	(63,652)

Net loss for the period	-	-	-	-	-	(4,374)	(4,374)
Balance – March 31, 2018	-	$-	9,850,000	$985	$111,269	$(180,280)	$(68,026)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(16,282)	$(12,674)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	870	(2,198)
Net Cash Used in Operating Activities	(15,412)	(14,872)

Cash Flows from Financing Activities:
Advance from an officer	15,412	14,872
Net Cash Provided by Financing Activities	15,412	14,872

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

F-5

BALLY, CORP.

Notes to Financial Statements

March 31, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on December 11, 2018.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $206,133. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2019, the Company’s sole officer advanced to the Company an amount of $15,412 by the way of loans. As of March 31, 2019 and September 30, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $24,983 and $9,571, respectively.

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

Pursuant to a stock purchase agreement (the “Agreement”), effective as of April 4, 2018, by and among Aureas, Chen Yi-Dou, Ming-Chun Lung, NYJJ Investments, Ti-Jung Chen, Yi-Fang Lin and Zhiqing Wu (together, the “Sellers”) and Haiping Hu, the Sellers sold an aggregate of 9,797,600 shares of Common Stock of our company, to Mr. Hu for cash consideration of $360,000 from personal funds of Mr. Hu (the “Transaction”). Of the net proceeds, $7,500 have been held back in escrow for the payment of past due taxes. The Transaction closed on April 4, 2018. Following consummation of the Transaction, Mr. Hu holds 99.5% of the voting securities of our company, based on 9,850,000 shares issued and outstanding as of April 4, 2018. The Transaction has resulted in a change in control of our company.

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

Our fiscal year end is September 30. Our business address is 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong Shanghai China 200122. . Our telephone number is (86) 138 1833 3008. We are currently developing our corporate website.

Results of Operations

Three months ended March 31, 2019 compared to March 31, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018	Change

Revenue	$-	$-	$-
General and administrative	6,293	4,374	1,919
Net loss	$6,293	$4,374	$1,919

During the three months ended March 31, 2019 and 2018, no revenues were recorded.

Our financial statements report a net loss of $6,293 for the three months ended March 31, 2019 compared to a net loss of $4,374 for the three months ended March 31, 2018.

Our operating expenses for the three months ended March 31, 2019 were $6,293 compared to $4,374 for the three months ended March 31, 2018. Operating expenses consists of professional fees.

Six months ended March 31, 2019 compared to March 31, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended March 31, 2019 and 2018.

	Six Months Ended
	March 31,
	2019	2018	Change

Revenue	$-	$-	$-
General and administrative	16,282	12,674	3,608
Net loss	$16,282	$12,674	$3,608

During the six months ended March 31, 2019 and 2018, no revenues were recorded.

Our financial statements report a net loss of $16,282 for the six months ended March 31, 2019 compared to a net loss of $12,674 for the six months ended March 31, 2018.

Our operating expenses for the six months ended March 31, 2019 were $16,282 compared to $12,674 for the six months ended March 31, 2018. Operating expenses consists of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and September 30, 2018, respectively

Working Capital

	March 31,	September 30,
	2019	2018	Changes
Current Assets	$-	$-	$-
Current Liabilities	26,753	10,471	16,282
Working Capital Deficiency	$26,753	$10,471	$16,282

Cash Flows

	Six Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(15,412)	$(14,872)
Net cash provided by financing activities	15,412	14,872
Net change in cash and cash equivalents	$-	$-

As at March 31, 2019, our total current assets were $0 compared to $0 in total current assets at September 30, 2018.

As at March 31, 2019, our current liabilities were $26,753 compared to $10,471 in current liabilities as at September 30, 2018. Stockholders’ deficit was $26,753 as of March 31, 2019 compared to stockholders’ deficit of $10,471 as of September 30, 2018. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Operating Activities

Net cash used in operating activities during the six months ended March 31, 2019 was $15,412, compared to $14,872 net cash used in operating activities during the six months ended March 31, 2018.

Financing Activities

Cash provided by financing activities during the six months ended March 31, 2019 was $15,412 as compared to $14,872 in cash provided by financing activities during the six months ended March 31, 2018. Financing activities for the periods consisted solely of advances from a shareholder to pay operating expenses.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: May 9, 2019	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

