Form 10-Q
period 2019-06-30
BALLY, CORP.
filed 2019-08-13
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	800917804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong Shanghai China	200122
(Address of principal executive offices)	(Zip Code)

(86) 138 1833 3008
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

9,850,000 common shares issued and outstanding as of August 7, 2019

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

3

BALLY, CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2019	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,189	$900
Due to an officer	29,860	9,571
Total Current Liabilities and Total Liabilities	31,049	10,471

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
0 shares issued and outstanding;	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(210,429)	(189,851)
Total Stockholders ’ Deficit	(31,049)	(10,471)

Total Liabilities and Stockholders ’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-1

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	4,296	8,971	20,578	21,645
Total expenses	4,296	8,971	20,578	21,645

Loss before income tax	(4,296)	(8,971)	(20,578)	(21,645)
Income tax provision	-	-	-	-
Net loss	$(4,296)	$(8,971)	$(20,578)	$(21,645)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.
Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended June 30, 2019
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2018	-	$-	9,850,000	$985	$178,395	$(189,851)	$(10,471)

Net loss for the period	-	-	-	-	-	(9,989)	(9,989)
Balance – December 31, 2018	-	-	9,850,000	985	178,395	(199,840)	(20,460)

Net loss for the period	-	-	-	-	-	(6,293)	(6,293)
Balance – March 31, 2019	-	-	9,850,000	985	178,395	(206,133)	(26,753)

Net loss for the period	-	-	-	-	-	(4,296)	(4,296)
Balance – June 30, 2019	-	$-	9,850,000	$985	$178,395	$(210,429)	$(31,049)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.
Statements of Changes in Stockholders’ Deficit
For the Nine Months Ended June 30, 2018
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2017	-	$-	9,850,000	$985	$111,269	$(167,606)	$(55,352)

Net loss for the period	-	-	-	-	-	(8,300)	(8,300)
Balance – December 31, 2017	-	-	9,850,000	985	111,269	(175,906)	(63,652)

Net loss for the period	-	-	-	-	-	(4,374)	(4,374)
Balance – March 31, 2018	-	-	9,850,000	985	111,269	(180,280)	(68,026)

Related party debt forgiven	-	-	-	-	67,126	-	67,126
Net loss for the period	-	-	-	-	-	(8,971)	(8,971)
Balance – June 30, 2018	-	$-	9,850,000	$985	$178,395	$(189,251)	$(9,871)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(20,578)	$(21,645)
Changes in operating assets and liabilities:
Shareholder advances funding operations	20,289	19,382
Accounts payable and accrued liabilities	289	2,263
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven recorded as additional paid in capital	$-	$67,126

The accompanying notes are an integral part of these unaudited interim financial statements

F-5

BALLY, CORP.

Notes to Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on December 11, 2018.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, and has an accumulated deficit of $210,429. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2019, the Company’s sole officer advanced to the Company an amount of $20,289 by paying for expenses on behalf of the Company. As of June 30, 2019 and September 30, 2018, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $29,860 and $9,571, respectively.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business” section in our Form 10-K, as filed with the SEC on December 11, 2018. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Our fiscal year end is September 30. Our business address is 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong Shanghai China 200122. Our telephone number is (86) 138 1833 3008. We do not have a corporate website.

Results of Operations

Three months ended June 30, 2019 compared to June 30, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,
	2019	2018	Change
Revenue	$-	$-	$-
General and administrative	4,296	8,971	(4,675)
Net loss	$4,296	$8,971	$(4,675)

During the three months ended June 30, 2019 and 2018, we did not have any revenues.

Our financial statements report a net loss of $4,296 for the three months ended June 30, 2019 compared to a net loss of $8,971 for the three months ended June 30, 2018.

Our operating expenses for the three months ended June 30, 2019 were $4,296 compared to $8,971 for the three months ended June 30, 2018. Operating expenses consists primarily of professional fees.

Nine months ended June 30, 2019 compared to June 30, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended June 30, 2019 and 2018.

	Nine Months Ended
	June 30,
	2019	2018	Change
Revenue	$-	$-	$-
General and administrative	20,578	21,645	(1,067)
Net loss	$20,578	$21,645	$(1,067)

During the nine months ended June 30, 2019 and 2018, we did not have any revenues.

Our financial statements report a net loss of $20,578 for the nine months ended June 30, 2019 compared to a net loss of $21,645 for the nine months ended June 30, 2018.

Our operating expenses for the nine months ended June 30, 2019 were $20,578 compared to $21,645 for the nine months ended June 30, 2018. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2019 and September 30, 2018, respectively.

Working Capital

	June 30,	September 30,
	2019	2018	Changes
Current Assets	$-	$-	$-
Current Liabilities	31,049	10,471	20,578
Working Capital Deficiency	$31,049	$10,471	$20,578

As at June 30, 2019 and September 30, 2018, our total current assets were $0.

As at June 30, 2019, our current liabilities were $31,049 compared to $10,471 in current liabilities as at September 30, 2018. Stockholders’ deficit was $31,049 as of June 30, 2019 compared to stockholders’ deficit of $10,471 as of September 30, 2018. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Cash Flows

Nine Months Ended
June 30,
	2019	2018
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the nine months ended June 30, 2019 and June 30, 2018. During the nine months ended June 30, 2019 and June 30, 2018, the Company’s sole officer paid $20,289 and $19,382, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended June 30, 2019 and June 30, 2018.

Financing Activities

The Company did not use any funds for financing activities during the nine months ended June 30, 2019 and June 30, 2018.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: August 13, 2019	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

