Form 10-K
period 2019-09-30
BALLY, CORP.
filed 2019-12-17
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong Shainghai China	200122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 138 1833 3008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 29, 2019, was $52,400 based on a $1 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 shares of common stock issued and outstanding as of December 5, 2019.

FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1. BUSINESS

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

On June 24, 2016, in connection with the sale of a controlling interest our company, Katiuska Moran our former CEO and Director and Surjeet Singh (individually and collectively the “Seller(s)”) our company, entered into and closed on certain Share Purchase Agreements (the “Agreements”) with Aureas Capital Co., Ltd., whereby Aureas purchased from the Sellers a total of 6,918,800 shares of our company’s common stock (the “Shares”) for an aggregate price of $100,000.00. The Shares acquired represented approximately 70.6% of the issued and outstanding shares of common stock of our company.

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

We do not have any subsidiaries. We do not have a corporate website.

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

ITEM 2. PROPERTIES

Our address is 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong, Shanghai, China 200122. Our offices are provided at no cost to our company

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets, under the symbol “BLYQ”. Our stock was approved for quotation on the OTC Markets on November 20, 2014. However, our stock only started trading on October 22, 2018.

There is no established current public market for the shares of our common stock. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 (Telephone: (813) 34-4490) is the registrar and transfer agent for our common shares.

On December 5, 2019, the shareholders’ list showed 26 registered shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2019

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2019.

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

Results of Operations

Years ended September 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2019 and 2018, which are included herein.

Our operating results for the year ended September 30, 2019 and 2018, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	September 30,
	2019	2018	Change
Revenue	$-	$-	$-
General and administrative	24,878	22,245	2,633
Net loss	$24,878	$22,245	$2,633

During the years ended September 30, 2019 and 2018 no revenue was recorded.

Net loss, all from operating expenses, was $24,878 for year ended September 30, 2019 and $22,245 for the year ended September 30, 2018. The increase in expenses was primarily due to an increase in professional fees.

Operating expenses for the year ended September 30, 2019 and 2018 were $24,878 and $22,245 respectively. Expenses were primarily attributed to professional fees. Professional fees for the year ended September 30, 2019, was $24,878 compared to $22,245 for the year ended September 30, 2018.

Liquidity and Capital

Working Capital
	September 30,	September 30,
	2019	2018	Changes
Current Assets	$-	$-	$-
Current Liabilities	35,349	10,471	24,878
Working Capital Deficiency	$35,349	$10,471	$24,878

As at September 30, 2019 and September 30, 2018, our total current assets were $0.

As at September 30, 2019, our current liabilities were $35,349 compared to $10,471 at September 30, 2018. Stockholders’ deficit was $35,349 as of September 30, 2019 compared to stockholders’ deficit of $10,471 as of September 30, 2018. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Cash Flows
Year Ended
September 30,
	2019	2018
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash and cash equivalents	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the years ended September 30, 2019 and 2018. During the years ended September 30, 2019 and 2018, the Company’s sole officer paid $24,689 and $31,143, respectively, on behalf of the Company for operating expenses. In addition, there was an increase in accounts payable of $189 and a decrease of $8,898 in 2019 and 2018 respectively.

Investing Activities

The Company did not use any funds for investing activities during the years ended September 30, 2019 and 2018.

Financing Activities

The Company did not have any funds provided by financing activities during the years ended September 30, 2019 and 2018.

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

Liquidity and Capital Resources

As of September 30, 2019, we had no cash. As of September 30, 2019, our current liabilities and stockholders’ deficit was $35,349. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2019, our company had a net loss of $24,878 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2020. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bally, Corp. (the “Company”) as of September 30, 2019, and the related statements of operations, statement of stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statement the Company has not generated any revenues since inception. The Company has a net loss of $24,878, a working capital deficiency of $35,349, and an accumulated deficit of $214,729 for the year ended September 30, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also disclosed in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018.

Hackensack, NJ

December 16, 2019

BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2019	2018

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,089	$900
Due to shareholder	34,260	9,571
Total Current Liabilities and Total Liabilities	35,349	10,471

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized 0 shares issued and outstanding;	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(214,729)	(189,851)
Total Stockholders’ Deficit	(35,349)	(10,471)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Operations

	Year Ended
	September 30,
	2019	2018

Revenue	$-	$-

Expenses:
General and administrative	24,878	22,245
Total expenses	24,878	22,245

Loss before income tax	(24,878)	(22,245)
Income tax provision	-	-
Net loss	$(24,878)	$(22,245)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statement of Stockholders’ Deficit

					Additional		Total
	Preferred Stock		Common Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2017	-	$-	9,850,000	$985	$111,269	$(167,606)	$(55,352)

Related party debt forgiven	-	-	-	-	67,126	-	67,126
Net loss for the year	-	-	-	-	-	(22,245)	(22,245)
Balance – September 30, 2018	-	$-	9,850,000	$985	$178,395	$(189,851)	$(10,471)

Net loss for the year	-	-	-	-	-	(24,878)	(24,878)
Balance – September 30, 2019	-	$-	9,850,000	$985	$178,395	$(214,729)	$(35,349)

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Cash Flows

	Year Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(24,878)	$(22,245)
Changes in operating assets and liabilities:
Shareholder advances funding operations	24,689	31,143
Accounts payable and accrued liabilities	189	(8,898)
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Related party debt forgiven recorded as additional paid in capital	$-	$67,126

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP

Notes to the Financial Statements

For the years ended September 30, 2019 and 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013. The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

The Company fiscal year end is September 30.

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

As of September 30, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company has a net loss of $24,878, for the year ended September 30, 2019, working capital deficiency of $35,349 and an accumulated deficit of $214,729 at September 30, 2019. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing, shareholder loans and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company’s financial statements for the year ended September 30, 2019 and 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The provisions for federal income tax, consist of the following:

	Year Ended
	September 30,
	2019	2018
Income tax expense (benefit) at statutory rate	$(5,224)	$(5,750)
Change in valuation allowance	5,224	5,750
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	September 30,	September 30,
	2019	2018
Net Operating Loss carryforward	$7,234	$2,010
Valuation allowance	(7,234)	(2,010)
Net deferred tax asset	$-	$-

At September 30, 2019, the Company had approximately $34,449 of net operating losses (“NOL”) generated from April 4, 2018 to September 30, 2019 carried forward to offset taxable income in future years which expire commencing in fiscal 2033. NOLs generated in tax years prior to September 30, 2018, can be carryforward for twenty years, whereas NOLs generated after September 30, 2018 can be carryforward indefinitely

Due to change of control, the Company will not be able to carryover $180,280 of NOL generated before April 4, 2018 to offset future income.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of September 30, 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. In April 2018, there was a change in ownership that was in excess of 50%.

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

During the year ended September 30, 2019 and 2018, the Company’s sole officer advanced to the Company an amount of $24,689 and $9,571 by the way of loan. As of September 30, 2019, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $34,260.

As of September 30, 2019 and 2018, the company's former sole officer advanced the Company $0 and $21,572, respectively. The advance was non-interest bearing and due on demand. This advance was forgiven to the former officer and no amount is due as of September 30,2019.

As of September 30, 2019 and 2018, the Company owed $34,260 and $9,571 to a related party, respectively.

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

NOTE 6 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

There were no shares of preferred shares issued and outstanding as of September 30, 2019 and September 30,, 2018.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of September 30, 2019 and 2018, there were 9,850,000 shares of common stock issued and outstanding, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon the evaluation of our disclosure controls and procedures as of the September 30, 2019, our management concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Haiping Hu	Chief Executive Officer, Chief Financial Officer, Secretary and Director	52	April 4, 2018

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

Haiping Hu - Chief Executive Officer, Chief Financial Officer, Secretary and director.

Mr. Hu has been serving as president of Global Mentor Board (Beijing) IT Co. Ltd since 2015. In addition, from 2012 until 2015, Mr. Hu served as the president and CEO of Shanshan Commodities Group Corporation. Mr. Hu obtained his bachelor degree in process automation and his master degree in chemical engineering from Zhejiang University.

Our company believes that Mr. Hu’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

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

Employment Agreements

There are no formal employment agreements with our officers and directors.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in certain legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2019 and 2018 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Haiping Hu(1) CEO, CFO, Secretary, and Director	2019 2018	- -	- -	- -	- -	- -	- -	- -	- -
Kong Nguan Hong(2) Former President, CEO, CFO, Secretary, Treasurer and Director	2019 2018	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -

(1) Mr. Hu was appointed CEO, CFO, Secretary and as a director on April 4, 2018.

(2) Mr. Hong was appointed President, CEO, CFO, Secretary, Treasurer and as a director on June 8, 2017. Mr. Hong resigned all officer positions on April 4, 2018 and as a director on April 16, 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2019 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2019 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 5, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Haiping Hu 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong, Shanghai, China 200122	9,797,600 Common / Direct	99.5%
Directors and Executive Officers as a Group	9,797,600 Common	99.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 5, 2019. As of December 5, 2019 there were 9,850,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

In connection with a purchase of shares by Haiping Hu pursuant to a share purchase agreement effective April 4, 2018 by and among Aureas Capital Co Ltd., Chen Yi-Dou, Ming-Chung Lung, MYJJ Investments, Ti-Jung Chen, Yi-Fang Lin and Zhiqing Wu (the “Sellers”) and Haiping Hu as purchaser, our company entered into a cancellation of debt agreement with the sellers for the cancellation of $62,554 in aggregate principal accrued amounts due to the sellers. In addition, $7,500 of the net proceeds was held back in escrow for the payment of past due taxes.

Director Independence

We currently act with one director, Haiing Hu. We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2019 and for fiscal year ended September 30, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended September 30, 2019	Year Ended September 30, 2018

Audit Fees	$11,000	$10,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$11,000	$10,500

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

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.

Dated December 17, 2019	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 17, 2019	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

