Form 10-K/A
period 2019-09-30
BALLY, CORP.
filed 2019-12-18
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Bally, Corp. (the Company ) is filing this Amendment No. 1 on Form 10-K/A (this Amendment ) to its Annual Report on Form 10-K for the period ended September 30, 2019, which was originally filed on December 17, 2019 (the Original Filing ). The purpose of this Amendment is to amend the Report of Independent Registered Public Accounting Firm.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

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

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bally, Corp. (the “Company”) as of September 30, 2019 and 2018, and the related statements of operations, statement of stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

BALLY, CORP.

Dated December 18, 2019	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 18, 2019	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

