Form 10-Q
period 2019-12-31
BALLY, CORP.
filed 2020-02-11
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

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

9,850,000 common shares issued and outstanding as of February 4, 2020

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2019

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2019	2019

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$3,955	$1,089
Due to shareholder	46,510	34,260
Total Current Liabilities and Total Liabilities	50,465	35,349

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized 0 shares issued and outstanding;	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(229,845)	(214,729)
Total Stockholders’ Deficit	(50,465)	(35,349)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2019	2018

Revenue	$-	$-

Expenses:
General and administrative	15,116	9,989
Total expenses	15,116	9,989

Loss before income tax	(15,116)	(9,989)
Income tax provision	-	-
Net loss	$(15,116)	$(9,989)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Change in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended December 31, 2019

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2019	-	$-	9,850,000	$985	$178,395	$(214,729)	$(35,349)

Net loss for the period						(15,116)	(15,116)
Balance – December 31, 2019	-	$-	9,850,000	$985	$178,395	$(229,845)	$(50,465)

For the Three Months Ended December 31, 2018

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2018	-	$-	9,850,000	$985	$178,395	$(189,851)	$(10,471)

Net loss for the period	-	-	-	-	-	(9,989)	(9,989)
Balance – December 31, 2018	-	$-	9,850,000	$985	$178,395	$(199,840)	$(20,460)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(15,116)	$(9,989)
Changes in operating assets and liabilities:
Shareholder advances funding operations	12,250	9,989
Accounts payable and accrued liabilities	2,866	-
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements

F-5

BALLY, CORP.

Notes to Financial Statements

December 31, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2019 filed with the SEC on December 18, 2019.

Reclassification

Certain amounts from prior periods have been reclassified to confirm to the current period presentation.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and has an accumulated deficit of $229,845. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2019, the Company’s sole officer advanced to the Company an amount of $12,250 by paying for expenses on behalf of the Company. As of December 31, 2019, and September 30, 2019, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $46,510 and $34,260, respectively.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business" section in our Form 10-K/A, as filed with the SEC on December 18, 2019. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations

Three months ended December 31, 2019 compared to December 31, 2018:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2019 and 2018.

	Three Months Ended
	December 31,
	2019	2018	Change
Revenue	$-	$-	$-
General and administrative	15,116	9,989	5,127
Net loss	$15,116	$9,989	$5,127

During the three months ended December 31, 2019 and 2018, we did not have any revenues.

Our financial statements report a net loss of $15,116 for the three months ended December 31, 2019 compared to a net loss of $9,989 for the three months ended December 31, 2018.

Our operating expenses for the three months ended December 31, 2019 were $15,116 compared to $9,989 for the three months ended December 31, 2018. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and September 30, 2019, respectively.

Working Capital

	December 31,	September 30,
	2019	2019	Changes
Current Assets	$-	$-	$-
Current Liabilities	50,465	35,349	15,116
Working Capital Deficiency	$50,465	$35,349	$15,116

As at December 31, 2019 and September 30, 2019, our total current assets were $0.

As at December 31, 2019, our current liabilities were $50,465 compared to $35,349 in current liabilities as at September 30, 2019. Stockholders’ deficit was $50,465 as of December 31, 2019 compared to stockholders’ deficit of $35,349 as of September 30, 2019. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Cash Flows

Three Months Ended
December 31,
	2019	2018
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the three months ended December 31, 2019 and December 31, 2018. During the three months ended December 31, 2019 and December 31, 2018, the Company’s sole officer paid $12,250 and $9,989, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the three months ended December 31, 2019 and December 31, 2018.

Financing Activities

The Company did not use any funds for financing activities during the three months ended December 31, 2019 and December 31, 2018.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the year ended September 30, 2019. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: February 11, 2020	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

