Form 10-Q
period 2020-03-31
BALLY, CORP.
filed 2020-05-08
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

9,850,000 common shares issued and outstanding as of May 6, 2020

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2020

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2020	2019

ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,089	$1,089
Due to shareholder	51,676	34,260
Total Current Liabilities and Total Liabilities	52,765	35,349

Stockholders’ Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(232,145)	(214,729)
Total Stockholders’ Deficit	(52,765)	(35,349)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	2,300	6,293	17,416	16,282
Total expenses	2,300	6,293	17,416	16,282

Loss before income tax	(2,300)	(6,293)	(17,416)	(16,282)
Income tax provision	-	-	-	-
Net loss	$(2,300)	$(6,293)	$(17,416)	$(16,282)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Change in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended March 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2019	-	$-	9,850,000	$985	$178,395	$(214,729)	$(35,349)

Net loss for the period	-	-	-	-	-	(15,116)	(15,116)
Balance – December 31, 2019	-	-	9,850,000	985	178,395	(229,845)	(50,465)

Net loss for the period	-	-	-	-	-	(2,300)	(2,300)
Balance – March 31, 2020	-	$-	9,850,000	$985	$178,395	$(232,145)	$(52,765)

For the Six Months Ended March 31, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2018	-	$-	9,850,000	$985	$178,395	$(189,851)	$(10,471)

Net loss for the period	-	-	-	-	-	(9,989)	(9,989)
Balance – December 31, 2018	-	$-	9,850,000	985	178,395	(199,840)	(20,460)

Net loss for the period	-	-	-	-	-	(6,293)	(6,293)
Balance – March 31, 2019	-	$-	9,850,000	$985	$178,395	$(206,133)	$(26,753)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(17,416)	$(16,282)
Changes in operating assets and liabilities:
Shareholder advances funding operations	17,416	15,412
Accounts payable and accrued liabilities	-	870
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2019 filed with the SEC on December 18, 2019.

Reclassification

Certain amounts from prior periods have been reclassified to confirm to the current period presentation.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and has an accumulated deficit of $232,145. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2020 and 2019, the Company’s sole officer advanced to the Company an amount of $17,416 and $15,412 by paying for expenses on behalf of the Company, respectively. As of March 31, 2020 and September 30, 2019, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $51,676 and $34,260, respectively.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business” section in our Form 10-K/A, as filed with the SEC on December 18, 2019. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Markets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly- owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Results of Operations

Three months ended March 31, 2020 compared to March 31, 2019:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019	Change
Revenue	$-	$-	$-
General and administrative	2,300	6,293	(3,993)
Net loss	$2,300	$6,293	$(3,993)

During the three months ended March 31, 2020 and 2019, we did not have any revenues.

Our financial statements report a net loss of $2,300 for the three months ended March 31, 2020 compared to a net loss of $6,293 for the three months ended March 31, 2019.

Our operating expenses for the three months ended March 31, 2020 were $2,300 compared to $6,293 for the three months ended March 31, 2019. Operating expenses consists primarily of professional fees.

Six months ended March 31, 2020 compared to March 31, 2019:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended March 31, 2020 and 2019.

	Six Months Ended
	March 31,
	2020	2019	Change
Revenue	$-	$-	$-
General and administrative	17,416	16,282	1,134
Net loss	$17,416	$16,282	$1,134

During the six months ended March 31, 2020 and 2019, we did not have any revenues.

Our financial statements report a net loss of $17,416 for the six months ended March 31, 2020 compared to a net loss of $16,282 for the six months ended March 31, 2019.

Our operating expenses for the six months ended March 31, 2020 were $17,416 compared to $16,282 for the six months ended March 31, 2019. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2020 and September 30, 2019, respectively.

Working Capital

	March 31,	September 30,
	2020	2019	Changes
Current Assets	$-	$-	$-
Current Liabilities	52,765	35,349	17,416
Working Capital Deficiency	$52,765	$35,349	$17,416

As at March 31, 2020 and September 30, 2019, our total current assets were $0.

As at March 31, 2020, our current liabilities were $52,765 compared to $35,349 in current liabilities as at September 30, 2019. Stockholders’ deficit was $52,765 as of March 31, 2020 compared to stockholders’ deficit of $35,349 as of September 30, 2019. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Cash Flows

Six Months Ended
March 31,
	2020	2019
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the six months ended March 31, 2020 and March 31, 2019. During the six months ended March 31, 2020 and March 31, 2019, the Company’s sole officer paid $17,416 and $15,412, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the six months ended March 31, 2020 and March 31, 2019.

Financing Activities

The Company did not use any funds for financing activities during the six months ended March 31, 2020 and March 31, 2019.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: May 8, 2020	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

