Form 10-K
period 2020-09-30
BALLY, CORP.
filed 2020-12-22
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong SHI China	200122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 138 1833 3008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

the effectiveness of its internal control Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2020, was $31,440 based on a $0.60 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 shares of common stock issued and outstanding as of December 18, 2020.

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

On December 15, 2020, the shareholders’ list showed 26 registered shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2020

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2020.

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

Results of Operations

Years ended September 30, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2020 and 2019, which are included herein.

Our operating results for the year ended September 30, 2020 and 2019, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	September 30,
	2020	2019	Change
Revenue	$-	$-	$-
General and administrative	28,827	24,878	3,949
Net loss	$28,827	$24,878	$3,949

During the years ended September 30, 2020 and 2019, no revenue was recorded.

Net loss, all from operating expenses, was $28,827 for year ended September 30, 2020 and $24,878 for the year ended September 30, 2019. The increase in expenses was primarily due to an increase in professional fees.

Operating expenses for the year ended September 30, 2020 and 2019 were $28,827 and $24,878, respectively. Expenses were primarily attributed to professional fees.

Liquidity and Capital

	September 30,	September 30,
	2020	2019	Changes
Current Assets	$-	$-	$-
Current Liabilities	64,176	35,349	28,827
Working Capital Deficiency	$64,176	$35,349	$28,827

As at September 30, 2020 and September 30, 2019, our total current assets were $0.

As at September 30, 2020, our current liabilities were $64,176 compared to $35,349 at September 30, 2019. Stockholders’ deficit was $64,176 as of September 30, 2020 compared to stockholders’ deficit of $35,349 as of September 30, 2019. The increase in current liabilities is primarily due to an increase in due to shareholder for payments made for operating expenses.

Year Ended
September 30,
	2020	2019
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the years ended September 30, 2020 and 2019. During the years ended September 30, 2020 and 2019, the Company’s shareholder and a sole officer paid $28,827 and $24,689, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the years ended September 30, 2020 and 2019.

Financing Activities

The Company did not have any funds provided by financing activities during the years ended September 30, 2020 and 2019.

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

Liquidity and Capital Resources

As of September 30, 2020, we had no cash. As of September 30, 2020, our current liabilities and stockholders’ deficit was $64,176. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2020, our company had a net loss of $28,827 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2021. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bally, Corp. (the “Company”) as of September 30, 2020 and 2019, and the related statements of operations, statement of stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statement the Company has not generated any revenues since inception. The Company has a net loss of $28,827, a working capital deficiency of $64,176, and an accumulated deficit of $243,556 for the year ended September 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also disclosed in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Hackensack, NJ
December 22, 2020

BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2020	2019

ASSETS
Current assets:
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$1,089	$1,089
Due to shareholder	63,087	34,260
Total Current Liabilities and Total Liabilities	64,176	35,349

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(243,556)	(214,729)
Total Stockholders’ Deficit	(64,176)	(35,349)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Operations

	Year Ended
	September 30,
	2020	2019

Revenue	$-	$-

Expenses:
General and administrative	28,827	24,878
Total expenses	28,827	24,878

Loss before income tax	(28,827)	(24,878)
Income tax provision	-	-
Net loss	$(28,827)	$(24,878)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statement of Stockholders’ Deficit

For the Years Ended September 30, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2018	-	$-	9,850,000	$985	$178,395	$(189,851)	$(10,471)

Net loss for the year	-	-	-	-	-	(24,878)	(24,878)
Balance – September 30, 2019	-	-	9,850,000	985	178,395	(214,729)	(35,349)

Net loss for the year	-	-	-	-	-	(28,827)	(28,827)
Balance – September 30, 2020	-	$-	9,850,000	$985	$178,395	$(243,556)	$(64,176)

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Cash Flows

	Year Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(28,827)	$(24,878)
Changes in operating assets and liabilities:
Shareholder advances funding operations	28,827	24,689
Accounts payable	-	189
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP

Notes to the Financial Statements

For the Years Ended September 30, 2020 and 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013. The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

The Company’s fiscal year end is September 30.

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

As of September 30, 2020, and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of September 30, 2020 and 2019.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company has a net loss of $28,827, for the year ended September 30, 2020, working capital deficiency of $64,176 and an accumulated deficit of $243,556 at September 30, 2020. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The provisions for federal income tax, consist of the following:

	Year Ended
	September 30,
	2020	2019
Income tax expense (benefit) at statutory rate	$(6,054)	$(5,224)
Change in valuation allowance	6,054	5,224
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	September 30,	September 30,
	2020	2019
Net Operating Loss carryforward	$13,288	$7,234
Effect of change in statutory rate	-
Valuation allowance	(13,288)	(7,234)
Net deferred tax asset	$-	$-

As of September 30, 2020, the Company had approximately $63,276 of net operating losses (“NOL”), generated from April 4, 2018 to September 30, 2020, carried forward to offset taxable income in future years. NOLs generated in tax years prior to September 30, 2018, can be carryforward for twenty years, whereas NOLs generated after September 30, 2018 can be carryforward indefinitely

Due to a change of control, the Company will not be able to carryover $180,280 of NOL generated before April 4, 2018 to offset future income.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of September 30, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

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

During the year ended September 30, 2020 and 2019, the Company’s sole officer advanced to the Company an amount of $28,827 and $24,689 by the way of loan. As of September 30, 2020 and 2019, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $63,087 and $34,260, respectively.

NOTE 6 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

There were no shares of preferred shares issued and outstanding as of September 30, 2020 and 2019.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of September 30, 2020, and 2019, there were 9,850,000 shares of common stock issued and outstanding, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation of our disclosure controls and procedures as of the September 30, 2020, our management concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Haiping Hu	Chief Executive Officer, Chief Financial Officer, Secretary and Director	53	April 4, 2018

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2020 and 2019 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Haiping Hu(1) CEO, CFO, Secretary, and Director	2020 2019	- -	- -	- -	- -	- -	- -	- -	- -

(1)	Mr. Hu was appointed CEO, CFO, Secretary and as a director on April 4, 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2020 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2020 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 15, 2020, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Haiping Hu 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong, Shanghai, China 200122	9,797,600 Common / Direct	99.5%
Directors and Executive Officers as a Group	9,797,600 Common	99.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2020. As of December 15, 2020 there were 9,850,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

During the year ended September 30, 2020 and 2019, the Company’s sole officer advanced to the Company an amount of $28,827 and $24,689 by the way of loan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2020 and for fiscal year ended September 30, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended September 30, 2020	Year Ended September 30, 2019

Audit Fees	$16,100	$11,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$16,100	$11,000

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

BALLY, CORP.

Dated December 22, 2020	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 22, 2020	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

