Form 10-Q
period 2020-12-31
BALLY, CORP.
filed 2021-02-17
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

9,850,000 common shares issued and outstanding as of February 16, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2020

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2020	2020

ASSETS
Current assets:
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,989	$1,089
Due to shareholder	71,687	63,087
Total Current Liabilities and Total Liabilities	79,676	64,176

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(259,056)	(243,556)
Total Stockholders’ Deficit	(79,676)	(64,176)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2020	2019

Revenue	$-	$-

Expenses:
General and administrative	15,500	15,116
Total expenses	15,500	15,116

Loss before income tax	(15,500)	(15,116)
Income tax provision	-	-
Net loss	$(15,500)	$(15,116)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Change in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended December 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	-	$-	9,850,000	$985	$178,395	$243,556)	$(64,176)

Net loss for the period	-	-	-	-	-	(15,500)	(15,500)

Balance at December 31, 2020	-	$-	9,850,000	$985	$178,395	$(259,056)	$(79,676)

For the Three Months Ended December 31, 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2019	-	$-	9,850,000	$985	$178,395	$(214,729)	$(35,349)

Net loss for the period						(15,116)	(15,116)
Balance at December 31, 2019	-	$-	9,850,000	$985	$178,395	$(229,845)	$(50,465)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(15,500)	$(15,116)
Changes in operating assets and liabilities:
Shareholder advances funding operations	8,600	12,250
Accounts payable and accrued liabilities	6,900	2,866
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

December 31, 2020

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2020 filed with the SEC on December 22, 2020.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and has an accumulated deficit of $259,056. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2020 and 2019, the Company’s sole officer advanced to the Company an amount of $8,600 and $12,250 by paying for expenses on behalf of the Company, respectively. As of December 31, 2020, and September 30, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $71,687 and $63,087, respectively.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business” section in our Form 10-K, as filed with the SEC on December 22, 2020. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations.

Three months ended December 31, 2020 compared to three months ended December 31, 2019:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2020 and 2019.

	Three Months Ended
	December 31,
	2020	2019	Change
Revenue	$-	$-	$-
General and administrative	15,500	15,116	384
Net loss	$15,500	$15,116	$384

During the three months ended December 31, 2020 and 2019, we did not have any revenues.

Our financial statements report a net loss of $15,500 for the three months ended December 31, 2020 compared to a net loss of $15,116 for the three months ended December 31, 2019.

Our operating expenses for the three months ended December 31, 2020 were $15,500 compared to $15,116 for the three months ended December 31, 2019. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2020 and September 30, 2020, respectively.

Working Capital

	December 31,	September 30,
	2020	2020	Changes
Current Assets	$-	$-	$-
Current Liabilities	79,676	64,176	15,500
Working Capital Deficiency	$79,676	$64,176	$15,500

As at December 31, 2020 and September 30, 2020, our total current assets were $0.

As at December 31, 2020, our current liabilities were $79,676 compared to $64,176 in current liabilities as at September 30, 2020. Stockholders’ deficit was $79,676 as of December 31, 2020 compared to stockholders’ deficit of $64,176 as of September 30, 2020. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses and an increase in accounts payable and accrued liabilities.

Cash Flows

Three Months Ended
December 31,
	2020	2019
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the three months ended December 31, 2020 and 2019. During the three months ended December 30, 2020 and 2019, the Company’s sole officer paid $8,600 and $12,250, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended December 31, 2020 and 2019.

Financing Activities

The Company did not use any funds for financing activities during the three months ended December 31, 2020 and 2019.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $259,056 at December 31, 2020, the Company had net loss of $15,500 and $15,116 for the three months ended December 31, 2020 and 2019, respectively. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and President (who is also our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: February 17, 2021	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

