Form 10-Q
period 2021-03-31
BALLY, CORP.
filed 2021-06-04
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

9,850,000 common shares issued and outstanding as of June 3, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2021	2020

ASSETS
Current assets:
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$5,789	$1,089
Due to shareholder	80,887	63,087
Total Current Liabilities and Total Liabilities	86,676	64,176

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(266,056)	(243,556)
Total Stockholders’ Deficit	(86,676)	(64,176)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	7,000	2,300	22,500	17,416
Total expenses	7,000	2,300	22,500	17,416

Loss before income tax	(7,000)	(2,300)	(22,500)	(17,416)
Income tax provision	-	-	-	-
Net loss	$(7,000)	$(2,300)	$(22,500)	$(17,416)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Change in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended March 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2020	-	$-	9,850,000	$985	$178,395	$(243,556)	$(64,176)

Net loss for the period	-	-	-	-	-	(15,500)	(15,500)
Balance - December 31, 2020	-	-	9,850,000	985	178,395	(259,056)	(79,676)

Net loss for the period	-	-	-	-	-	(7,000)	(7,000)
Balance - March 31, 2021	-	$-	9,850,000	$985	$178,395	$(266,056)	$(86,676)

For the Six Months Ended March 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2019	-	$-	9,850,000	$985	$178,395	$(214,729)	$(35,349)

Net loss for the period	-	-	-	-	-	(15,116)	(15,116)
Balance - December 31, 2019	-	-	9,850,000	985	178,395	(229,845)	(50,465)

Net loss for the period	-	-	-	-	-	(2,300)	(2,300)
Balance - March 31, 2020	-	$-	9,850,000	$985	$178,395	$(232,145)	$(52,765)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(22,500)	$(17,416)
Changes in operating assets and liabilities:
Shareholder advances funding operations	17,800	17,416
Accounts payable and accrued liabilities	4,700	-
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

March 31, 2021

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai, China. The Company is seeking an acquisition candidate. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2020 filed with the SEC on December 22, 2020.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and has an accumulated deficit of $266,056. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2021 and 2020, the Company’s sole officer advanced to the Company an amount of $17,800 and $17,416 by paying for expenses on behalf of the Company, respectively.

As of March 31, 2021, and September 30, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $80,887 and $63,087, respectively.

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

Results of Operations.

Three months ended March 31, 2021 compared to three months ended March 31, 2020:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative	7,000	2,300	4,700
Net loss	$7,000	$2,300	$4,700

During the three months ended March 31, 2021 and 2020, we did not have any revenues.

Our financial statements report a net loss of $7,000 for the three months ended March 31, 2021 compared to a net loss of $2,300 for the three months ended March 31, 2020.

Our operating expenses for the three months ended March 31, 2021 were $7,000 compared to $2,300 for the three months ended March 31, 2020. Operating expenses consists primarily of professional fees.

Six months ended March 31, 2021 compared to six months ended March 31, 2020:

The following summary of our operations should be read in conjunction with our unaudited financial statements for the six months ended March 31, 2021 and 2020.

	Six Months Ended
	March 31,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative	22,500	17,416	5,084
Net loss	$22,500	$17,416	$5,084

During the six months ended March 31, 2021 and 2020, we did not have any revenues.

Our financial statements report a net loss of $22,500 for the six months ended March 31, 2021 compared to a net loss of $17,416 for the six months ended March 31, 2020.

Our operating expenses for the six months ended March 31, 2021 were $22,500 compared to $17,416 for the six months ended March 31, 2020. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2021 and September 30, 2020, respectively.

Working Capital

	March 31,	September 30,
	2021	2020	Changes
Current Assets	$-	$-	$-
Current Liabilities	86,676	64,176	22,500
Working Capital Deficiency	$86,676	$64,176	$22,500

As at March 31, 2021 and September 30, 2020, our total current assets were $0.

As at March 31, 2021, our current liabilities were $86,676 compared to $64,176 in current liabilities as at September 30, 2020. Working capital deficit was $86,676 as of March 31, 2021 compared to $64,176 as of September 30, 2020. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses and an increase in accounts payable.

Cash Flows

Six Months Ended
March 31,
	2021	2020
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the six months ended March 31, 2021 and 2020. During the six months ended March 30, 2021 and 2020, the Company’s sole officer paid $17,800 and $17,416, respectively, on behalf of the Company for operating expenses.

Going Concern

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $266,056 at March 31, 2021, the Company had net loss of $22,500 for the six months ended March 31, 2021. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: June 4, 2021	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

