Form 10-K
period 2021-09-30
BALLY, CORP.
filed 2022-01-06
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2021, was $114,232 based on a $2.18 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 shares of common stock issued and outstanding as of January 5, 2022.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive is currently located at 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong, Shanghai, China 200122.

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

On December 27, 2021, the shareholders’ list showed 26 registered shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2021

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2021.

ITEM 6. [RESERVED]

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

Results of Operations

Years ended September 30, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2021 and 2020, which are included herein.

Our operating results for the year ended September 30, 2021 and 2020, and the changes between those years for the respective items are summarized as follows:

	Years Ended
	September 30,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative	29,656	28,827	829
Net loss	$29,656	$28,827	$829

During the years ended September 30, 2021 and 2020, no revenue was recorded.

Net loss, all from operating expenses, was $29,656 for year ended September 30,2021 and $28,827 for the year ended September 30,2020. The increase in expenses was primarily due to an increase in professional fees.

Operating expenses for the year ended September 30,2021 and 2020 were $29,656 and $28,827, respectively. Expenses were primarily attributed to professional fees.

Liquidity and Capital

	September 30,	September 30,
	2021	2020	Changes
Current Assets	$-	$-	$-
Current Liabilities	93,832	64,176	29,656
Working Capital Deficiency	$93,832	$64,176	$29,656

As at September 30, 2021 and September 30, 2020, our total current assets were $0.

As at September 30, 2021, our current liabilities were $93,832 compared to $64,176 at September 30, 2020. Stockholders’ deficit was $93,832 as of September 30, 2021 compared to stockholders’ deficit of $64,176 as of September 30, 2020. The increase in current liabilities is primarily due to an increase in due to shareholder for payments made for operating expenses.

Years Ended
September 30,
	2021	2020
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the years ended September 30, 2021 and 2020. During the years ended September 30, 2021 and 2020, the Company’s shareholder and a sole officer paid $29,656 and $28,827, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the years ended September 30, 2021 and 2020.

Financing Activities

The Company did not have any funds provided by financing activities during the years ended September 30, 2021 and 2020.

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

Liquidity and Capital Resources

As of September 30, 2021, we had no cash. As of September 30, 2021, our current liabilities and stockholders’ deficit was $93,832. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of September 30, 2021, our company had a net loss of $29,656 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2022. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2021	2020

ASSETS
Current assets:
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$989	$1,089
Due to shareholder	92,843	63,087
Total Current Liabilities and Total Liabilities	93,832	64,176

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(273,212)	(243,556)
Total Stockholders’ Deficit	(93,832)	(64,176)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Operations

	Years Ended
	September 30,
	2021	2020

Revenue	$-	$-

Expenses:
General and administrative	29,656	28,827
Total expenses	29,656	28,827

Loss before income tax	(29,656)	(28,827)
Income tax provision	-	-
Net loss	$(29,656)	$(28,827)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statement of Stockholders’ Deficit

For the Years Ended September 30, 2021 and 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2019	-	$-	9,850,000	$985	$178,395	$(214,729)	$(35,349)

Net loss for the year	-	-	-	-	-	(28,827)	(28,827)
Balance – September 30, 2020	-	-	9,850,000	985	178,395	(243,556)	(64,176)

Net loss for the year	-	-	-	-	-	(29,656)	(29,656)
Balance – September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP.

Statements of Cash Flows

	Years Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(29,656)	$(28,827)
Changes in operating assets and liabilities:
Shareholder advances funding operations	29,756	28,827
Accounts payable and accrued liabilities	(100)	-
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

BALLY, CORP

Notes to the Financial Statements

For the Years Ended September 30, 2021 and 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in Shanghai. The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

As of September 30, 2021, and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Loss per Share

The Company has adopted ASC 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of September 30, 2021 and 2020.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company has a net loss of $29,656, for the year ended September 30, 2021, working capital deficiency of $93,832 and an accumulated deficit of $273,212 at September 30, 2021. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The provisions for federal income tax, consist of the following:

	Years Ended
	September 30,
	2021	2020
Income tax expense (benefit) at statutory rate	$(6,228)	$(6,054)
Change in valuation allowance	6,228	6,054
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	September 30,	September 30,
	2021	2020
Net Operating Loss carryforward	$19,516	$13,288
Valuation allowance	(19,516)	(13,288)
Net deferred tax asset	$-	$-

As of September 30, 2021, the Company had approximately $92,932 of net operating losses (“NOL”), generated from April 4, 2018 to September 30, 2021, carried forward to offset taxable income in future years. NOLs generated in tax years prior to September 30, 2018, can be carryforward for twenty years, whereas NOLs generated after September 30, 2018 can be carryforward indefinitely

Due to a change of control, the Company will not be able to carryover $180,280 of NOL generated before April 4, 2018 to offset future income.

A valuation allowance has been established for our tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of September 30, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

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

During the year ended September 30, 2021 and 2020, the Company’s sole officer advanced to the Company an amount of $29,756 and $28,827 by the way of loan. As of September 30, 2021 and 2020, the Company was obligated to the officer, for an unsecured, non-interest bearing demand loan with a balance of $92,843 and $63,087, respectively.

NOTE 6 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

There were no shares of preferred shares issued and outstanding as of September 30, 2021 and 2020.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of September 30, 2021, and 2020, there were9,850,000 shares of common stock issued and outstanding, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of September 30, 2021. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021 because it identified the following material weakness:

●

Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, nor allowed for adequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Haiping Hu	Chief Executive Officer, Chief Financial Officer, Secretary and Director	54	April 4, 2018

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in certain legal proceedings.

None of our directors or executive officers has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer (the Company has no other executive officers)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Haiping Hu(1) CEO, CFO, Secretary, and Director	2021 2020	- -	- -	- -	- -	- -	- -	- -	- -

(1)	Mr. Hu was appointed CEO, CFO, Secretary and as a director on April 4, 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2021 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2021 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 27, 2021, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Haiping Hu 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong, Shanghai, China 200122	9,797,600 Common / Direct	99.5%
Directors and Executive Officers as a Group	9,797,600 Common	99.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 27, 2021. As of December 27, 2021 there were 9,850,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

During the years ended September 30, 2021 and 2020, the Company’s sole officer advanced to the Company an amount of $29,756 and $28,827 by the way of loan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2021 and for fiscal year ended September 30, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended September 30, 2021	Year Ended September 30, 2020
Audit Fees	$17,100	$16,100
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,100	$16,100

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.

Dated: January 5, 2022	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 5, 2022	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

