Form 10-K/A
period 2021-09-30
BALLY, CORP.
filed 2022-02-04
CIK 1591565

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

EXPLANATORY NOTE

Bally, Corp. (the Company ) is filing this Amendment No. 1 on Form 10-K/A (this Amendment ) to its Annual Report on Form 10-K for the period ended September 30, 2021, which was originally filed on January 5, 2022 (the Original Filing ). The purpose of this Amendment is to include the Report of Independent Registered Public Accounting Firm, which was an administrative error in the Original 10-K.

In addition, this Amendment amends the exhibit list included in Item 15 of Part IV of the Original 10-K to contain currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and such certifications are filed as exhibits to this Amendment.

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

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bally, Corp. (the “Company”) as of September 30, 2021 and 2020, and the related statements of operations, statement of stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statement the Company has not generated any revenues since inception. The Company has a net loss of $29,656, a working capital deficiency of $93,832, and an accumulated deficit of $273,212 for the year ended September 30, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management plans regarding these matters are also disclosed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Prager Metis CPAs, LLC
We have served as the Company’s auditor since 2018.

Hackensack, NJ
January 5, 2022

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

BALLY, CORP.

Dated: February 4, 2022	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 4, 2022	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

