Form 10-Q
period 2021-12-31
BALLY, CORP.
filed 2022-02-22
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

9,850,000 common shares issued and outstanding as of February 22, 2022

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2021

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2021	2021
ASSETS
Current assets:
Cash	$-	$-
Prepaid expense	3,000	-
Total Current Assets	3,000	-

Total Assets	$3,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,989	$989
Due to shareholder	103,143	92,843
Total Current Liabilities and Total Liabilities	113,132	93,832

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(289,512)	(273,212)
Total Stockholders’ Deficit	(110,132)	(93,832)
Total Liabilities and Stockholders’ Deficit	$3,000	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020

Revenue	$-	$-

Expenses:
General and administrative	16,300	15,500
Total expenses	16,300	15,500

Loss before income tax provision	(16,300)	(15,500)
Income tax provision	-	-
Net loss	$(16,300)	$(15,500)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended December 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

Net loss for the period	-	-	-	-	-	(16,300)	(16,300)
Balance – December 31, 2021	-	$-	9,850,000	$985	$178,395	$(289,512)	$(110,132)

For the Three Months Ended December 31, 2020

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2020	-	$-	9,850,000	$985	$178,395	$(243,556)	$(64,176)

Net loss for the period	-	-	-	-	-	(15,500)	(15,500)
Balance – December 31, 2020	-	$-	9,850,000	$985	$178,395	$(259,056)	$(79,676)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(16,300)	$(15,500)
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	-
Shareholder advances funding operations	10,300	8,600
Accounts payable and accrued liabilities	9,000	6,900
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

December 31, 2021

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2021, and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2021, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2021, filed with the SEC on February 4, 2022.

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company had a net loss of $16,300 for the three months ended December 31, 2021,working capital deficiency of $110,132 and an accumulated deficit of $289,512 as of December 31, 2021. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – PREPAID EXPENSE

As of December 31, 2021, prepaid expense is the portion of unamortized annual quotation fee for the OTC Markets Group.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

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

During the three months ended December 31, 2021, and 2020, the Company’s sole officer advanced to the Company an amount of $10,300 and $8,600 by paying for expenses on behalf of the Company, respectively.

As of December 31, 2021, and September 30, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $103,143 and $92,843, respectively.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and director will continue to manage the Company.

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

Results of Operations.

Three months ended December 31, 2021 compared to three months ended December 31, 2020:

	Three Months Ended
	December 31,
	2021	2020	Change
Revenue	$-	$-	$-
General and administrative	16,300	15,500	800
Net loss	$16,300	$15,500	$800

During the three months ended December 31, 2021 and 2020, we did not have any revenues.

Our financial statements report a net loss of $16,300 for the three months ended December 31, 2021 compared to a net loss of $15,500 for the three months ended December 31, 2020.

Our operating expenses for the three months ended December 31, 2021 were $16,300 compared to $15,500 for the three months ended December 31, 2020. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2021 and September 30, 2021, respectively.

Working Capital

	December 31,	September 30,
	2021	2021	Changes
Current Assets	$3,000	$-	$3,000
Current Liabilities	113,132	93,832	19,300
Working Capital Deficiency	$110,132	$93,832	$16,300

As at December 31, 2021 and September 30, 2021, our total current assets were $3,000 and $0, respectively.

As at December 31, 2021, our current liabilities were $113,132 compared to $93,832 in current liabilities as at September 30, 2021. Stockholders’ deficit was $110,132 as of December 31,2021 compared to stockholders’ deficit of $93,832 as of September 30, 2021. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses and an increase in accounts payable and accrued liabilities

Cash Flows

Three Months Ended
December 31,
	2021	2020
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the three months ended December 31,2021 and 2020. During the three months ended December 30, 2021 and 2020, the Company’s sole officer paid $10,300 and $8,600, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the three months ended December 31, 2021 and 2020.

Financing Activities

The Company did not use any funds for financing activities during the three months ended December 31, 2021 and 2020.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenues since inception. The Company had a net loss of $16,300 for the three months ended December 31, 2021,working capital deficiency of $110,132 and an accumulated deficit of $289,512 as of December 31, 2021. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: February 22, 2022	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

