Form 10-Q
period 2022-03-31
BALLY, CORP.
filed 2022-05-13
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

986 Dongfang Rd., One Hundred Shanshan Bldg 25th FlPudong Shanghai China	200122
(Address of principal executive offices)	(Zip Code)

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

9,850,000 common shares issued and outstanding as of May 13, 2022

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2022	2021

ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	2,250	-
Total Current Assets	2,250	-

Total Assets	$2,250	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$989	$989
Due to shareholder	118,175	92,843
Total Current Liabilities and Total Liabilities	119,164	93,832

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(296,294)	(273,212)
Total Stockholders’ Deficit	(116,914)	(93,832)
Total Liabilities and Stockholders’ Deficit	$2,250	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	6,782	7,000	23,082	22,500
Total expenses	6,782	7,000	23,082	22,500

Loss before income tax provision	(6,782)	(7,000)	(23,082)	(22,500)
Income tax provision	-	-	-	-
Net loss	$(6,782)	$(7,000)	$(23,082)	$(22,500)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended March 31, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

Net loss for the period	-	-	-	-	-	(16,300)	(16,300)
Balance – December 31, 2021	-	-	9,850,000	985	178,395	(289,512)	(110,132)

Net loss for the period	-	-	-	-	-	(6,782)	(6,782)
Balance –March 31, 2022	-	$-	9,850,000	$985	$178,395	$(296,294)	$(116,914)

For the Three and Six Months Ended March 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - September 30, 2020	-	$-	9,850,000	$985	$178,395	$(243,556)	$(64,176)

Net loss for the period	-	-	-	-	-	(15,500)	(15,500)
Balance - December 31, 2020	-	-	9,850,000	985	178,395	(259,056)	(79,676)

Net loss for the period	-	-	-	-	-	(7,000)	(7,000)
Balance - March 31, 2021	-	$-	9,850,000	$985	$178,395	$(266,056)	$(86,676)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(23,082)	$(22,500)
Changes in operating assets and liabilities:
Prepaid expenses	(2,250)	-
Shareholder advances funding operations	25,332	17,800
Accounts payable	-	4,700
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

March 31, 2022

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2021, filed with the SEC on February 4, 2022.

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company had a net loss of $23,082 for the six months ended March 31, 2022, working capital deficiency of $116,914 and an accumulated deficit of $296,294 as of March 31, 2022. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – PREPAID EXPENSE

As of March 31, 2022, prepaid expense is the portion of unamortized annual quotation fee for the OTC Markets Group.

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

During the six months ended March 31, 2022, and 2021, the Company’s sole officer advanced to the Company an amount of $25,332 and $17,800 by paying for expenses on behalf of the Company, respectively.

As of March 31, 2022, and September 30, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $118,175 and $92,843, respectively.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business” section in our Form 10-K, as filed with the SEC on February 04, 2022. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations.

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended March 31, 2022, which are included herein.

Our operating results for the three and six months ended March 31, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows.

Three months ended March 31, 2022, compared to three months ended March 31, 2021:

	Three Months Ended
	March 31,
	2022	2021	Change
Revenue	$-	$-	$-
General and administrative	6,782	7,000	(218)
Net loss	$6,782	$7,000	$(218)

During the three months ended March 31, 2022, and 2021, we did not have any revenues.

Our financial statements report a net loss of $6,782 for the three months ended March 31, 2022, compared to a net loss of $7,000 for the three months ended March 31, 2021, solely from operating expenses. Operating expenses consists primarily of professional fees.

Six months ended March 31, 2022, compared to Six months ended March 31, 2021:

	Six Months Ended
	March 31,
	2022	2021	Change
Revenue	$-	$-	$-
General and administrative	23,082	22,500	582
Net loss	$23,082	$22,500	$582

During the six months ended March 31, 2022, and 2021, we did not have any revenues.

Our financial statements report a net loss of $23,082 for the six months ended March 31, 2022, compared to a net loss of $22,500 for the six months ended March 31, 2021, solely from operating expenses. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2022 and September 30, 2021, respectively.

Working Capital

	March 31,	September 30,
	2022	2021	Changes
Current Assets	$2,250	$-	$2,250
Current Liabilities	119,164	93,832	25,332
Working Capital Deficiency	$116,914	$93,832	$23,082

As at March 31, 2022 and September 30, 2021, our total current assets were $2,250 and $0, respectively.

As at March 31, 2022, our current liabilities were $119,164 compared to $93,832 in current liabilities as at September 30, 2021. Stockholders’ deficit was $116,914 as of March 31, 2022 compared to stockholders’ deficit of $93,832 as of September 30, 2021. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Cash Flows

Six Months Ended
March 31,
	2022	2021
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the six months ended March 31, 2022 and 2021. During the six months ended March 31, 2022, and 2021, the Company’s sole officer paid $25,332 and $17,800, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the six months ended March 31, 2022 and 2021.

Financing Activities

The Company did not use any funds for financing activities during the six months ended March 31, 2022 and 2021.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenues since inception. The Company had a net loss of $23,082 for the six months ended March 31, 2022, working capital deficiency of $116,914 and an accumulated deficit of $296,294 as of March 31, 2022. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On or about March 2, 2022, GMB Wisdom Sharing Platform Co., Ltd., acquired control of Four Million Seven Hundred Seventy-Four Thousand One Hundred (4,774,100) restricted shares of the Company’s issued and outstanding common stock, representing approximately 48.47% of the Company’s total issued and outstanding common stock, from Haiping Hu as a gift per the terms of a private transaction by and between Mr. Hu and GMB Wisdom Sharing Platform Co., Ltd. GMB Wisdom Sharing Platform Co., Ltd. is a company under the control of Mr. Hu.

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

________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: May 13, 2022	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

