Form 10-Q
period 2022-06-30
BALLY, CORP.
filed 2022-08-09
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

9,850,000 common shares issued and outstanding as of August 8, 2022

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2022	2021

ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	5,000	-
Total Current Assets	5,000	-

Total Assets	$5,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$1,201	$989
Due to shareholder	136,176	92,843
Total Current Liabilities and Total Liabilities	137,377	93,832

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(311,757)	(273,212)
Total Stockholders’ Deficit	(132,377)	(93,832)
Total Liabilities and Stockholders’ Deficit	$5,000	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	15,463	1,875	38,545	24,375
Total expenses	15,463	1,875	38,545	24,375

Loss before income tax provision	(15,463)	(1,875)	(38,545)	(24,375)
Income tax provision	-	-	-	-
Net loss	$(15,463)	$(1,875)	$(38,545)	$(24,375)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended June 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

Net loss for the period	-	-	-	-	-	(16,300)	(16,300)
Balance – December 31, 2021	-	-	9,850,000	985	178,395	(289,512)	(110,132)

Net loss for the period	-	-	-	-	-	(6,782)	(6,782)
Balance – March 31, 2022	-	-	9,850,000	985	178,395	(296,294)	(116,914)

Net loss for the period	-	-	-	-	-	(15,463)	(15,463)
Balance – June 30, 2022	-	$-	9,850,000	$985	$178,395	$(311,757)	$(132,377)

For the Three and Nine Months Ended June 30, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2020	-	$-	9,850,000	$985	$178,395	$(243,556)	$(64,176)

Net loss for the period	-	-	-	-	-	(15,500)	(15,500)
Balance – December 31, 2020	-	-	9,850,000	985	178,395	(259,056)	(79,676)

Net loss for the period	-	-	-	-	-	(7,000)	(7,000)
Balance – March 31, 2021	-	-	9,850,000	985	178,395	(266,056)	(86,676)

Net loss for the period	-	-	-	-	-	(1,875)	(1,875)
Balance – June 30, 2021	-	$-	9,850,000	$985	$178,395	$(267,931)	$(88,551)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(38,545)	$(24,375)
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	(2,000)
Shareholder advances funding operations	43,333	25,600
Accounts payable	212	775
Net Cash Used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2021, filed with the SEC on February 4, 2022.

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company had a net loss of $38,545 for the nine months ended June 30, 2022, working capital deficiency of $132,377 and an accumulated deficit of $311,757 as of June 30, 2022. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – PREPAID EXPENSES

As of June 30, 2022, prepaid expenses included the portion of unamortized annual quotation fee for the OTC Markets Group and advanced payment for annual maintenance and filling of the Company’s reports and tax returns.

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

During the three and nine months ended June 30, 2022, the Company’s sole officer advanced to the Company an amount of $18,001 and $43,333 by paying for expenses on behalf of the Company, respectively.

During the three and nine months ended June 30, 2021, the Company’s sole officer advanced to the Company an amount of $7,800 and $25,600 by paying for expenses on behalf of the Company, respectively.

As of June 30, 2022, and September 30, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing due on demand loan with a balance of $136,176 and $92,843, respectively.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended June 30, 2022, which are included herein.

Our operating results for the three and nine months ended June 30, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows.

Three months ended June 30, 2022, compared to three months ended June 30, 2021:

	Three Months Ended
	June 30,
	2022	2021	Change
Revenue	$-	$-	$-
General and administrative	15,463	1,875	13,588
Net loss	$15,463	$1,875	$13,588

During the three months ended June 30, 2022, and 2021, we did not have any revenues.

Our financial statements report a net loss of $15,463 for the three months ended June 30, 2022, compared to a net loss of $1,875 for the three months ended June 30, 2021, solely from operating expenses. Operating expenses consists primarily of professional fees.

Nine months ended June 30, 2022, compared to nine months ended June 30, 2021:

	Nine Months Ended
	June 30,
	2022	2021	Change
Revenue	$-	$-	$-
General and administrative	38,545	24,375	14,170
Net loss	$38,545	$24,375	$14,170

During the nine months ended June 30, 2022, and 2021, we did not have any revenues.

Our financial statements report a net loss of $38,545 for the nine months ended June 30, 2022, compared to a net loss of $24,375 for the nine months ended June 30, 2021, solely from operating expenses. Operating expenses consists primarily of professional fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2022 and September 30, 2021, respectively.

Working Capital

	June 30,	September 30,
	2022	2021	Changes
Current Assets	$5,000	$-	$5,000
Current Liabilities	137,377	93,832	43,545
Working Capital Deficiency	$132,377	$93,832	$38,545

As at June 30, 2022 and September 30, 2021, our total current assets were $5,000 and $0, respectively.

As at June 30, 2022, our current liabilities were $137,377 compared to $93,832 in current liabilities as at September 30, 2021. Stockholders’ deficit was $132,377 as of June 30, 2022 compared to stockholders’ deficit of $93,832 as of September 30, 2021. The increase in current liabilities is primarily due to an increase in due to an officer for payments made for operating expenses.

Cash Flows

Nine Months Ended
June 30,
	2022	2021
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the nine months ended June 30, 2022 and 2021. During the nine months ended June 30, 2022, and 2021, the Company’s sole officer paid $43,333 and $25,600, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended June 30, 2022 and 2021.

Financing Activities

The Company did not use any funds for financing activities during the nine months ended June 30, 2022 and 2021.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenues since inception. The Company had a net loss of $38,545 for the nine months ended June 30, 2022, working capital deficiency of $132,377 and an accumulated deficit of $311,757 as of June 30, 2022. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: August 9, 2022	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

