Form 10-K
period 2022-09-30
BALLY, CORP.
filed 2023-04-14
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2022, was $104,800 based on a $2 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 shares of common stock issued and outstanding as of April 14, 2023.

Table of Contens

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

Table of Contens

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

Table of Contens

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

Table of Contens

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

Employees

Our company has no employees. Our sole director and officer is donating his time to the development of our company, and intends to do whatever work is necessary to bring us to the point of earning revenues. We estimate that our sole officer and director will be able to complete his required work and complete whatever work is necessary by spending 20 hours per week without lending our company additional funds. If this is not the case and additional time and funds will be required, then he is willing to commit additional time and funds although he has no commitment or contractual obligation to do so. We have no other employees, and do not foresee hiring any additional employees in the near future. We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

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

Table of Contens

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

On April 14, 2023, the shareholders’ list showed 27 registered shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2022 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2022.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during the fiscal year ended September 30, 2022.

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

Table of Contens

Results of Operations

Years ended September 30, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2022 and 2021, which are included herein.

Our operating results for the years ended September 30, 2022 and 2021, and the changes between those years for the respective items are summarized as follows:

	Years Ended
	September 30,
	2022	2021	Change
Revenue	$-	$-	$-
General and administrative	48,115	29,656	18,459
Net loss	$48,115	$29,656	$18,459

During the years ended September 30, 2022 and 2021, no revenue was recorded.

Net loss, all from operating expenses, was $48,115 for the year ended September 30, 2022 and $29,656 for the year ended September 30, 2021. The increase in expenses was primarily due to an increase in professional fees.

Operating expenses for the year ended September 30, 2022 and 2021 were $48,115 and $29,656, respectively. Expenses were primarily attributed to professional fees.

Liquidity and Capital

	September 30,	September 30,
	2022	2021	Changes
Current Assets	$750	$-	$750
Current Liabilities	142,697	93,832	48,865
Working Capital Deficiency	$141,947	$93,832	$48,115

As of September 30, 2022 and 2021, our total current assets were $750 and $0, respectively. As of September 30, 2022, our current assets were attributed to prepaid expenses.

As of September 30, 2022, our current liabilities were $142,697 compared to $93,832 at September 30, 2021. Stockholders’ deficit was $141,947 as of September 30, 2022 compared to stockholders’ deficit of $93,832 as of September 30, 2021. The increase in current liabilities is primarily due to an increase in due to shareholder for payments made for operating expenses on behalf of the Company.

Years Ended
September 30,
	2022	2021
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Table of Contens

Operating Activities

The Company did not use any funds for operating activities during the years ended September 30, 2022 and 2021. During the years ended September 30, 2022 and 2021, the Company’s shareholder and sole officer paid $48,653 and $29,756, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the years ended September 30, 2022 and 2021.

Financing Activities

The Company did not have any funds provided by financing activities during the years ended September 30, 2022 and 2021.

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

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the next year of operations.

Liquidity and Capital Resources

As of September 30, 2022, we had no cash and our current assets were $750. As of September 30, 2022, our current liabilities were $142,697, and our stockholders’ deficit was $141,947. We do not have sufficient funds to operate for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

For the year ended September 30, 2022, our company had a net loss of $48,115 and has earned no revenues. In addition, the Company had a working capital deficiency of $141,947 and an accumulated deficit of $321,327 at September 30, 2022. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Table of Contens

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing, shareholder loans and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2023. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Table of Contens

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

Table of Contens

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bally, Corp. (the “Company”) as of September 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statement, the Company has not generated any revenues since inception. The Company had a net loss of $48,115 for the year ended September 30, 2022, a working capital deficiency of $141,947 and an accumulated deficit of $321,327 at September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters for current period.

/s/ Prager Metis CPAs, LLC
We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 14, 2023

Table of Contens

 BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2022	2021

ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	750	-
Total Current Assets	750	-

Total Assets	$750	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$1,201	$989
Due to shareholder	141,496	92,843
Total Current Liabilities and Total Liabilities	142,697	93,832

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(321,327)	(273,212)
Total Stockholders’ Deficit	(141,947)	(93,832)
Total Liabilities and Stockholders’ Equity	$750	$-

The accompanying notes are an integral part of these audited financial statements.

Table of Contens

BALLY, CORP.

Statements of Operations

	Years Ended
	September 30,
	2022	2021

Revenue	$-	$-

Expenses:
General and administrative	48,115	29,656
Total expenses	48,115	29,656

Loss before income tax provision	(48,115)	(29,656)
Income tax provision	-	-
Net loss	$(48,115)	$(29,656)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements.

Table of Contens

BALLY, CORP.

Statements of Stockholders’ Deficit

For the Years Ended September 30, 2022 and 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2020	-	$-	9,850,000	$985	$178,395	$(243,556)	$(64,176)

Net loss for the year	-	-	-	-	-	(29,656)	(29,656)
Balance – September 30, 2021	-	-	9,850,000	985	178,395	(273,212)	(93,832)

Net loss for the year	-	-	-	-	-	(48,115)	(48,115)
Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

The accompanying notes are an integral part of these audited financial statements.

Table of Contens

BALLY, CORP.

Statements of Cash Flows

	Years Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(48,115)	$(29,656)
Changes in operating assets and liabilities:
Prepaid expenses	(750)	-
Shareholder advances funding operations	48,653	29,756
Accounts payable	212	(100)
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Table of Contens

BALLY, CORP

Notes to the Financial Statements

For the Years Ended September 30, 2022 and 2021

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

Table of Contens

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

The fair value of prepaid expenses, accounts payable and accrued expenses and due to shareholder approximates their carrying amounts because of their immediate or short-term maturity.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. There are no financial instruments measured at fair value on a recurring basis.

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

As of September 30, 2022, and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of September 30, 2022 and 2021.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions and balances. See Note 6 for additional information.

Table of Contens

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company had a net loss of $48,115 for the year ended September 30, 2022, a working capital deficiency of $141,947 and an accumulated deficit of $321,327 at September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of September 30, 2022, prepaid expenses included the portion of unamortized annual quotation fee for the OTC Markets Group.

NOTE 5 - INCOME TAXES

The Company follows ASC 740. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statements of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforwards has been recognized, as it is not deemed likely to be realized.

The provisions for federal income tax consist of the following:

	Years Ended
	September 30,
	2022	2021
Income tax expense (benefit) at statutory rate (21%)	$(10,104)	$(6,228)
Change in valuation allowance	10,104	6,228
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	September 30,	September 30,
	2022	2021
Net Operating Loss carryforward	$29,620	$19,516
Valuation allowance	(29,620)	(19,516)
Net deferred tax assets	$-	$-

Table of Contens

As of September 30, 2022, the Company had approximately $141,047 of net operating losses (“NOL”), generated from April 4, 2018 to September 30, 2022, carried forward to offset taxable income in future years. NOLs generated in tax years prior to September 30, 2018, can be carryforward for twenty years, whereas NOLs generated after September 30, 2018 can be carryforward indefinitely.

Due to a change of control, the Company will not be able to carryover $180,280 of NOL generated before April 4, 2018 to offset future income.

A valuation allowance has been established for our deferred tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of September 30, 2022, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

NOTE 6 - RELATED PARTIES TRANSACTIONS AND BALANCES

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Due to shareholder amounts represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the years ended September 30, 2022 and 2021, the Company’s sole officer advanced to the Company an amount of $48,653 and $29,756 respectively by paying for expenses on behalf of the Company. As of September 30, 2022, and 2021, the Company was obligated to the officer for a balance of $141,496 and $92,843, respectively, which is unsecured, non-interest-bearing and due on demand.

NOTE 7 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

There were no shares of preferred stock issued and outstanding as of September 30, 2022 and 2021.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of September 30, 2022, and 2021, there were 9,850,000 shares of common stock issued and outstanding, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Table of Contens

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of September 30, 2022. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022 because it identified the following material weakness:

●

Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, nor allowed for adequate segregation of duties.

Table of Contens

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Table of Contens

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Haiping Hu	Chief Executive Officer, Chief Financial Officer, Secretary and Director	55	April 4, 2018

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

Table of Contens

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer (the Company has no other executive officers)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Haiping Hu(1)	2022	-	-	-	-	-	-	-	-
CEO, CFO, Secretary, and Director	2021	-	-	-	-	-	-	-	-

(1)	Mr. Hu was appointed CEO, CFO, Secretary and as a director on April 4, 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2022 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2022 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2023, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Table of Contens

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Haiping Hu 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl Pudong, Shanghai, China 200122	5,023,500 Common / Direct	51.00%
GMB Wisdom Sharing Platform Co., Ltd. Start Chamber, Wickham'S CAY II, PO BOX 2221, Road Town, Tortola, VI	4,774,100 Common	48.47%
Directors and Executive Officers as a Group	9,797,600 Common	99.47%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2023. As of April 14, 2023, there were 9,850,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

During the years ended September 30, 2022 and 2021, the Company’s sole officer advanced to the Company an amount of $48,653 and $29,756 respectively by paying for expenses on behalf of the Company. As of September 30, 2022, and 2021, the Company was obligated to the officer for a balance of $141,496 and $92,843, respectively, which is unsecured, non-interest-bearing and due on demand.

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

Table of Contens

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2022 and for fiscal year ended September 30, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended September 30, 2022	Year Ended September 30, 2021
Audit Fees	$21,000	$17,100
Audit-Related Fees	-	-
All Other Fees	-	-
Tax Fees	-	-
Total Fees	$21,000	$17,100

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

Table of Contens

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

Table of Contens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.

Dated: April 14, 2023	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2023	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

