Form 10-Q
period 2022-12-31
BALLY, CORP.
filed 2023-10-25
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

9,850,000 common shares issued and outstanding as of October 25, 2023

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2022

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2022	2022

ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	12,000	750
Total Current Assets	12,000	750

Total Assets	$12,000	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$5,489	$1,201
Due to shareholder	171,548	141,496
Total Current Liabilities and Total Liabilities	177,037	142,697

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(344,417)	(321,327)
Total Stockholders’ Deficit	(165,037)	(141,947)
Total Liabilities and Stockholders’ Deficit	$12,000	$750

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021

Revenue	$-	$-

Expenses:
General and administrative	23,090	16,300
Total expenses	23,090	16,300

Loss before income tax provision	(23,090)	(16,300)
Income tax provision	-	-
Net loss	$(23,090)	$(16,300)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended December 31, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

Net loss for the period	-	-	-	-	-	(23,090)	(23,090)
Balance – December 31, 2022	-	$-	9,850,000	$985	$178,395	$(344,417)	$(165,037)

For the Three Months Ended December 31, 2021

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

Net loss for the period	-	-	-	-	-	(16,300)	(16,300)
Balance – December 31, 2021	-	$-	9,850,000	$985	$178,395	$(289,512)	$(110,132)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(23,090)	$(16,300)
Changes in operating assets and liabilities:
Prepaid expenses	(11,250)	(3,000)
Shareholder advances funding operations	30,052	10,300
Accounts payable	4,288	9,000
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

December 31, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on April 14, 2023.

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception. The Company had a net loss of $23,090 for the three months ended December 31, 2022, working capital deficiency of $165,037 and an accumulated deficit of $344,417 as of December 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of December 31, 2022, prepaid expenses included an advanced payment for the annual quotation fee for the OTC Markets Group and the portion of unamortized annual maintenance and filling fees of the Company’s reports and tax returns.

F-6

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

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

During the three months ended December 31, 2022 and 2021, the Company’s sole officer advanced to the Company an amount of $30,052 and $10,300 respectively by paying for expenses on behalf of the Company.

As of December 31, 2022, and September 30, 2022, the Company was obligated to the officer for a balance of $171,548 and $141,496, respectively, which is unsecured, non-interest-bearing and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business” section in our Form 10-K, as filed with the SEC on April 14, 2023. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Bally,” “we,” “us,” or “our” are to Bally, Corp.

Corporate Overview

We were incorporated under the laws of the State of Nevada on March 13, 2013. From inception, it was our intent to import small farming, household gardening and general small tools directly from manufacturers and market to consumers in the Republic of India. The management of our company is currently evaluating our future strategic business plans.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of the transaction, it is anticipated that our sole officer and director will continue to manage the Company.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the periods ended December 31, 2022 and 2021, which are included herein.

Our operating results for the three months ended December 31, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows.

Three months ended December 31, 2022, compared to three months ended December 31, 2021:

	Three Months Ended
	December 31,
	2022	2021	Change
Revenue	$-	$-	$-
General and administrative	23,090	16,300	6,790
Net loss	$23,090	$16,300	$6,790

During the three months ended December 31, 2022, and 2021, we did not have any revenues.

Our financial statements report a net loss of $23,090 for the three months ended December 31, 2022, compared to a net loss of $16,300 for the three months ended December 31, 2021, solely from operating expenses. Operating expenses consist of professional fees of $22,050 and $16,300, and other general and administrative expenses of $1,040 and $0 for the three months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2022 and September 30, 2022, respectively.

Working Capital

	December 31,	September 30,
	2022	2022	Changes
Current Assets	$12,000	$750	$11,250
Current Liabilities	177,037	142,697	34,340
Working Capital Deficiency	$165,037	$141,947	$23,090

As at December 31, 2022 and September 30, 2022, our total current assets were $12,000 and $750, respectively, which were all attributed to prepaid expenses.

As at December 31, 2022, our current liabilities were $177,037 compared to $142,697 in current liabilities as at September 30, 2022. Stockholders’ deficit was $165,037 as of December 31, 2022 compared to stockholders’ deficit of $141,947 as of September 30, 2022. The increase in current liabilities is primarily due to an increase in due to a shareholder (who is also the sole officer) for payments made for operating expenses on behalf of the Company.

Cash Flows

Three Months Ended
December 31,
	2022	2021
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the three months ended December 31, 2022 and 2021. During the three months ended December 31, 2022, and 2021, the Company’s shareholder and sole officer paid $30,052 and $10,300, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the three months ended December 31, 2022 and 2021.

Financing Activities

The Company did not have any funds provided by financing activities during the three months ended December 31, 2022 and 2021.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenue since inception. The Company had a net loss of $23,090 for the three months ended December 31, 2022, working capital deficiency of $165,037 and an accumulated deficit of $344,417 as of December 31, 2022. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1/31.2*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1/32/2**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY, CORP.
(Registrant)

Dated: October 25, 2023	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

