Form 10-Q
period 2023-03-31
BALLY, CORP.
filed 2023-10-31
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

9,850,000 common shares issued and outstanding as of October 31, 2023

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2023

F-1

 BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2023	2022

ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	8,250	750
Total Current Assets	8,250	750

Total Assets	$8,250	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$989	$1,201
Due to shareholder	176,348	141,496
Total Current Liabilities and Total Liabilities	177,337	142,697

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(348,467)	(321,327)
Total Stockholders’ Deficit	(169,087)	(141,947)
Total Liabilities and Stockholders’ Deficit	$8,250	$750

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	4,050	6,782	27,140	23,082
Total expenses	4,050	6,782	27,140	23,082

Loss before income tax provision	(4,050)	(6,782)	(27,140)	(23,082)
Income tax provision	-	-	-	-
Net loss	$(4,050)	$(6,782)	$(27,140)	$(23,082)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended March 31, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

Net loss for the period	-	-	-	-	-	(23,090)	(23,090)
Balance – December 31, 2022	-	-	9,850,000	985	178,395	(344,417)	(165,037)

Net loss for the period	-	-	-	-	-	(4,050)	(4,050)
Balance – March 31, 2023	-	$-	9,850,000	$985	$178,395	$(348,467)	$(169,087)

For the Three and Six Months Ended March 31, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

Net loss for the period	-	-	-	-	-	(16,300)	(16,300)
Balance – December 31, 2021	-	-	9,850,000	985	178,395	(289,512)	(110,132)

Net loss for the period	-	-	-	-	-	(6,782)	(6,782)
Balance – March 31, 2022	-	$-	9,850,000	$985	$178,395	$(296,294)	$(116,914)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(27,140)	$(23,082)
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	(2,250)
Shareholder advances funding operations	34,852	25,332
Accounts payable	(212)	-
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

March 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on April 14, 2023.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception. The Company had a net loss of $27,140 for the six months ended March 31, 2023, working capital deficiency of $169,087 and an accumulated deficit of $348,467 as of March 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of March 31, 2023, prepaid expenses included the portion of unamortized (1) annual maintenance and filling fees of the Company’s reports and tax returns and (2) annual quotation fee for the OTC Markets Group.

F-6

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Shareholder’s amounts represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the three months ended March 31, 2023 and 2022, the Company’s shareholder and sole officer advanced to the Company an amount of $4,800 and $15,032, respectively by paying for expenses on behalf of the Company.

During the six months ended March 31, 2023 and 2022, the Company’s shareholder and sole officer advanced to the Company an amount of $34,852 and $25,332, respectively by paying for expenses on behalf of the Company.

As of March 31, 2023, and September 30, 2022, the Company was obligated to the shareholder and sole officer for a balance of $176,348 and 141,496, respectively, which is unsecured, non-interest-bearing and due on demand.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the periods ended March 31, 2023 and 2022, which are included herein.

Our operating results for the three and six months ended March 31, 2023, and 2022 and the changes between those periods for the respective items are summarized as follows.

Three months ended March 31, 2023, compared to Three months ended March 31, 2022:

	Three Months Ended
	March 31,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	4,050	6,782	(2,732)
Net loss	$4,050	$6,782	$(2,732)

During the three months ended March 31, 2023, and 2022, we did not have any revenues.

Our financial statements report a net loss of $4,050 for the three months ended March 31, 2023, compared to a net loss of $6,782 for the three months ended March 31, 2022, solely from operating expenses. Operating expenses consist of professional fees of $4,050 and $6,750, and other general and administrative expenses of $0 and $32 for the three months ended March 31, 2023 and 2022, respectively.

 Six months ended March 31, 2023, compared to Six months ended March 31, 2022:

	Six Months Ended
	March 31,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	27,140	23,082	4,058
Net loss	$27,140	$23,082	$4,058

During the six months ended March 31, 2023, and 2022, we did not have any revenues.

Our financial statements report a net loss of $27,140 for the six months ended March 31, 2023, compared to a net loss of $23,082 for the six months ended March 31, 2022, solely from operating expenses. Operating expenses consist of professional fees of $26,100 and $23,050, and other general and administrative expenses of $1,040 and $32 for the six months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2023 and September 30, 2022, respectively.

 Working Capital

	March 31,	September 30,
	2023	2022	Changes
Current Assets	$8,250	$750	$7,500
Current Liabilities	177,337	142,697	34,640
Working Capital Deficiency	$169,087	$141,947	$27,140

As at March 31, 2023 and September 30, 2022, our total current assets were $8,250 and $750, respectively, which were all attributed to prepaid expenses.

As at March 31, 2023, our current liabilities were $177,337 compared to $142,697 in current liabilities as at September 30, 2022. Stockholders’ deficit was $169,087 as of March 31, 2023 compared to stockholders’ deficit of $141,947 as of September 30, 2022. The increase in current liabilities is primarily due to an increase in due to a shareholder (who is also the sole officer) for payments made for operating expenses on behalf of the Company.

Cash Flows

Six Months Ended
March 31,
	2023	2022
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the six months ended March 31, 2023 and 2022. During the six months ended March 31, 2023, and 2022, the Company’s shareholder and sole officer paid $34,852 and $25,332, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the six months ended March 31, 2023 and 2022.

Financing Activities

The Company did not have any funds provided by financing activities during the six months ended March 31, 2023 and 2022.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenue since inception. The Company had a net loss of $27,140 for the six months ended March 31, 2023, working capital deficiency of $169,087 and an accumulated deficit of $348,467 as of March 31, 2023. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source of cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

BALLY, CORP.
(Registrant)

Dated: October 31, 2023	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

