Form 10-Q
period 2023-06-30
BALLY, CORP.
filed 2023-11-09
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number333-192387

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

9,850,000common shares issued and outstanding as of November 9, 2023.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2023

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	4,500	750
Total Current Assets	4,500	750

Total Assets	$4,500	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$1,289	$1,201
Due to shareholder	177,533	141,496
Total Current Liabilities and Total Liabilities	178,822	142,697

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(353,702)	(321,327)
Total Stockholders’ Deficit	(174,322)	(141,947)
Total Liabilities and Stockholders’ Deficit	$4,500	$750

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	5,235	15,463	32,375	38,545
Total expenses	5,235	15,463	32,375	38,545

Loss before income tax provision	(5,235)	(15,463)	(32,375)	(38,545)
Income tax provision	-	-	-	-
Net loss	$(5,235)	$(15,463)	$(32,375)	$(38,545)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

Net loss for the period	-	-	-	-	-	(23,090)	(23,090)
Balance at December 31, 2022	-	-	9,850,000	985	178,395	(344,417)	(165,037)

Net loss for the period	-	-	-	-	-	(4,050)	(4,050)
Balance – March 31, 2023	-	-	9,850,000	985	178,395	(348,467)	(169,087)

Net loss for the period	-	-	-	-	-	(5,235)	(5,235)
Balance – June 30, 2023	-	$-	9,850,000	$985	$178,395	$(353,702)	$(174,322)

For the Three and Nine Months Ended June 30, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

Net loss for the period	-	-	-	-	-	(16,300)	(16,300)
Balance at December 31, 2021	-	-	9,850,000	985	178,395	(289,512)	(110,132)

Net loss for the period	-	-	-	-	-	(6,782)	(6,782)
Balance at March 31, 2022	-	-	9,850,000	985	178,395	(296,294)	(116,914)

Net loss for the period	-	-	-	-	-	(15,463)	(15,463)
Balance at June 30, 2022	-	$-	9,850,000	$985	$178,395	$(311,757)	$(132,377)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(32,375)	$(38,545)
Changes in operating assets and liabilities:
Prepaid expenses	(3,750)	(5,000)
Shareholder advances funding operations	36,037	43,333
Accounts payable	88	212
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

June 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on April 14, 2023.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception. The Company had a net loss of $32,375 for the nine months ended June 30, 2023, working capital deficiency of $174,322 and an accumulated deficit of $353,702 as of June 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of June 30, 2023, prepaid expenses included the portion of unamortized (i) annual quotation fee for the OTC Markets Group and (ii) annual maintenance and filling fees of the Company’s reports and tax returns.

F-6

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Shareholder’s amounts represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the three months ended June 30, 2023 and 2022, the Company’s shareholder and sole officer advanced to the Company an amount of $1,185 and $18,001, respectively by paying for expenses on behalf of the Company.

During the nine months ended June 30, 2023 and 2022, the Company’s shareholder and sole officer advanced to the Company an amount of $36,037 and $43,333, respectively by paying for expenses on behalf of the Company.

As of June 30, 2023, and September 30, 2022, the Company was obligated to the shareholder and sole officer for a balance of $177,533 and $141,496, respectively, which is unsecured, non-interest-bearing and due on demand.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the periods ended June 30, 2023 and 2022, which are included herein.

Our operating results for the three and nine months ended June 30, 2023, and 2022 and the changes between those periods for the respective items are summarized as follows.

Three months ended June 30, 2023, compared to Three months ended June 30, 2022:

	Three Months Ended
	June 30,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	5,235	15,463	(10,228)
Net loss	$5,235	$15,463	$(10,228)

During the three months ended June 30, 2023, and 2022, we did not have any revenues.

Our financial statements report a net loss of $5,235 for the three months ended June 30, 2023, compared to a net loss of $15,463 for the three months ended June 30, 2022, solely from operating expenses. Operating expenses consist of professional fees of $4,050 and $14,562 and other general and administrative expenses of $1,185 and $901 for the three months ended June 30, 2023 and 2022, respectively.

Nine months ended June 30, 2023, compared to Nine months ended June 30, 2022:

	Nine Months Ended
	June 30,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	32,375	38,545	(6,170)
Net loss	$32,375	$38,545	$(6,170)

During the nine months ended June 30, 2023, and 2022, we did not have any revenues.

Our financial statements report a net loss of $32,375 for the nine months ended June 30, 2023, compared to a net loss of $38,545 for the nine months ended June 30, 2022, solely from operating expenses. Operating expenses consist of professional fees of $30,150 and $37,612, and other general and administrative expenses of $2,225 and $933 for the nine months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2023 and September 30, 2022, respectively.

 Working Capital

	June 30,	September 30,
	2023	2022	Changes
Current Assets	$4,500	$750	$3,750
Current Liabilities	178,822	142,697	36,125
Working Capital Deficiency	$174,322	$141,947	$32,375

As at June 30, 2023 and September 30, 2022, our total current assets were $4,500 and $750, respectively, which were all attributed to prepaid expenses.

As at June 30, 2023, our current liabilities were $178,822 compared to $142,697 in current liabilities as at September 30, 2022. Stockholders’ deficit was $174,322 as of June 30,2023 compared to stockholders’ deficit of $141,947 as of September 30, 2022. The increase in current liabilities is primarily due to an increase in due to a shareholder (who is also the Company’s sole officer) for payments made for operating expenses on behalf of the Company.

Cash Flows

Nine Months Ended
June 30,
	2023	2022
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the nine months ended June 30, 2023 and 2022. During the nine months ended June 30, 2023, and 2022, the Company’s shareholder and sole officer paid $36,037 and $43,333, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended June 30, 2023 and 2022.

Financing Activities

The Company did not have any funds provided by financing activities during the nine months ended June 30, 2023 and 2022.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenue since inception. The Company had a net loss of $32,375 for the nine months ended June 30, 2023, working capital deficiency of $174,322 and an accumulated deficit of $353,702 as of June 30, 2023. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source of cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: November 9, 2023	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

