Form 10-K
period 2023-09-30
BALLY, CORP.
filed 2023-12-22
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2023, was $28,820 based on a $0.55 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 shares of common stock issued and outstanding as of December 22, 2023.

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

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Research and Development

We have incurred $ Nil in research and development expenditures over the last two fiscal years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive is currently located at 986 Dongfang Rd., One Hundred Shanshan Bldg 25th Fl, Pudong, Shanghai, China 200122.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets, under the symbol “BLYQ”. Our stock was approved for quotation on the OTC Markets on November 20, 2014. However, our stock only started trading on October 22, 2018.

There is no established current public market for the shares of our common stock. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue-sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 (Telephone: (813) 34-4490) is the registrar and transfer agent for our common shares.

On December 22, 2023, the shareholders’ list showed 27 registered shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2023 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2023.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during the fiscal year ended September 30, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Years ended September 30, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2023 and 2022, which are included herein.

Our operating results for the years ended September 30, 2023 and 2022, and the changes between those years for the respective items are summarized as follows:

	Years Ended
	September 30,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	35,385	48,115	(12,730)
Net loss	$35,385	$48,115	$(12,730)

During the years ended September 30, 2023 and 2022, we did not have any revenues.

Our financial statements report a net loss of $35,385 for the year ended September 30, 2023, compared to a net loss of $48,115 for the year ended September 30, 2022, solely from operating expenses. Operating expenses consist of professional fees of $34,200 and $47,162, and other general and administrative expenses of $1,185 and $953 for the years ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2023 and 2022, respectively.

Working Capital

	September 30,	September 30,
	2023	2022	Changes
Current Assets	$6,750	$750	$6,000
Current Liabilities	184,082	142,697	41,385
Working Capital Deficiency	$177,332	$141,947	$35,385

As of September 30, 2023 and 2022, our total current assets were $6,750 and $750, respectively, which were all attributed to prepaid expenses.

As of September 30, 2023, our current liabilities were $184,082 compared to $142,697 at September 30, 2022. Stockholders’ deficit was $177,332 as of September 30, 2023 compared to stockholders’ deficit of $141,947 as of September 30, 2022. The increase in current liabilities is primarily due to an increase in due to shareholder (who is also the Company’s sole officer) for payments made for operating expenses on behalf of the Company.

Cash Flows

Years Ended
September 30,
	2023	2022
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the years ended September 30, 2023 and 2022. During the years ended September 30, 2023 and 2022, the Company’s shareholder and sole officer paid $40,997 and $48,653, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the years ended September 30, 2023 and 2022.

Financing Activities

The Company did not have any funds provided by financing activities during the years ended September 30, 2023 and 2022.

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

Liquidity and Capital Resources

As of September 30, 2023, we had no cash, and our current assets were $6,750. As of September 30, 2023, our current liabilities were $184,082, and our stockholders’ deficit was $177,332. We do not have sufficient funds to operate it for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

For the year ended September 30, 2023, our company had a net loss of $35,385 and has earned no revenues. In addition, the Company had a working capital deficiency of $177,332 and an accumulated deficit of $356,712 at September 30, 2023. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing, shareholder loans and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Our only source of cash at this time is investment by our shareholder who is also sole director and officer. We must raise cash to stay in business. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2024. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bally, Corp. (the “Company”) as of September 30, 2023 and 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company has not generated any revenues since inception. The Company had a net loss of $35,385 for the year ended September 30, 2023, a working capital deficiency of $177,332 and an accumulated deficit of $356,712 as of September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
December 22, 2023

 BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	6,750	750
Total Current Assets	6,750	750

Total Assets	$6,750	$750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$1,589	$1,201
Due to shareholder	182,493	141,496
Total Current Liabilities and Total Liabilities	184,082	142,697

Stockholders’ Deficit:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(356,712)	(321,327)
Total Stockholders’ Deficit	(177,332)	(141,947)
Total Liabilities and Stockholders’ Deficit	$6,750	$750

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.

Statements of Operations

	Years Ended
	September 30,
	2023	2022

Revenue	$-	$-

Expenses:
General and administrative	35,385	48,115
Total expenses	35,385	48,115

Loss before income tax provision	(35,385)	(48,115)
Income tax provision	-	-
Net loss	$(35,385)	$(48,115)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.

Statements of Stockholders’ Deficit

For the Years Ended September 30, 2023 and 2022

					Additional		Total
	Preferred Stock		Common Shares		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2021	-	$-	9,850,000	$985	$178,395	$(273,212)	$(93,832)

Net loss for the year	-	-	-	-	-	(48,115)	(48,115)
Balance – September 30, 2022	-	-	9,850,000	985	178,395	(321,327)	(141,947)

Net loss for the year	-	-	-	-	-	(35,385)	(35,385)
Balance – September 30, 2023	-	$-	9,850,000	$985	$178,395	$(356,712)	$(177,332)

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.

Statements of Cash Flows

	Years Ended
	September 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(35,385)	$(48,115)
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	(750)
Shareholder advances funding operations	40,997	48,653
Accounts payable	388	212
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP

Notes to the Financial Statements

For the Years Ended September 30, 2023 and 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13,2013 and it is based in Shanghai. The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. To date, the Company’s activities have been limited to its formation and the raising of equity capital. The Company’s fiscal year end is September 30.

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

As of September 30, 2023, and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of September 30, 2023 and 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company had a net loss of $35,385 for the year ended September 30, 2023, a working capital deficiency of $177,332 and an accumulated deficit of $356,712 as of September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of September 30, 2023, prepaid expenses included (i) the portion of unamortized annual quotation fee for the OTC Markets Group and (ii) advanced professional fees for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

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

The provisions for federal income tax consist of the following:

	Years Ended
	September 30,
	2023	2022
Income tax expense (benefit) at statutory rate (21%)	$(7,431)	$(10,104)
Change in valuation allowance	7,431	10,104
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	September 30,	September 30,
	2023	2022
Net Operating Loss carryforward	$37,051	$29,620
Valuation allowance	(37,051)	(29,620)
Net deferred tax asset	$-	$-

As of September 30, 2023, the Company had approximately $176,432 of net operating losses (“NOL”), generated from April 4, 2018 to September 30, 2023, carried forward to offset taxable income in future years. NOLs generated in tax years prior to September 30, 2018, can be carryforward for twenty years, whereas NOLs generated after September 30, 2018 can be carryforward indefinitely.

Due to a change of control, the Company will not be able to carryover $180,280 of NOL generated before April 4, 2018 to offset future income.

A valuation allowance has been established for our deferred tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of September 30, 2023, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

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

During the years ended September 30, 2023 and 2022, the Company’s shareholder and sole officer advanced to the Company an amount of $40,997 and $48,653 respectively by paying for expenses on behalf of the Company.

As of September 30, 2023 and 2022, the Company was obligated to the shareholder and sole officer for a balance of $182,493 and $141,496, respectively, which is unsecured, non-interest-bearing and due on demand.

NOTE 7 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

There were no shares of preferred stock issued and outstanding as of September 30, 2023 and 2022.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of September 30, 2023 and 2022, there were 9,850,000 shares of common stock issued and outstanding, respectively.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of September 30, 2023. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023 because it identified the following material weakness:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2023 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Haiping Hu	Chief Executive Officer, Chief Financial Officer, Secretary and Director	56	April 4, 2018

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

Haiping Hu - Chief Executive Officer, Chief Financial Officer, Secretary and director.

Mr. Hu has been serving as president of Global Mentor Board (Beijing) IT Co. Ltd since 2015. In addition, from 2012 until 2015, Mr. Hu served as the president and CEO of Shanshan Commodities Group Corporation. Mr. Hu obtained his bachelor’s degree in process automation and his master’s degree in chemical engineering from Zhejiang University.

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

Code of Ethics

We have not adopted the Code of Business Conduct and Ethics.

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended September 30, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer (the Company has no other executive officers)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Haiping Hu(1)	2023	-	-	-	-	-	-	-	-
CEO, CFO, Secretary, and Director	2022	-	-	-	-	-	-	-	-

(1)	Mr. Hu was appointed CEO, CFO, Secretary and as a director on April 4, 2018.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2023 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2023 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2023.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 22, 2023, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 22, 2023. As of December 22, 2023, there were 9,850,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Subsequent to September 30, 2023, the majority shareholders of the Company are in private negotiation for transfer of 9,797,600 shares of common stock to new investors.  As of the date of filling this report, the negotiation and agreement was not completed and closed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years:

During the years ended September 30, 2023 and 2022, the Company’s shareholder and sole officer advanced to the Company an amount of $40,997 and $48,653 respectively by paying for expenses on behalf of the Company. As of September 30, 2023, and 2022, the Company was obligated to the shareholder and sole officer for a balance of $182,493 and $141,496, respectively, which is unsecured, non-interest-bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2023 and for fiscal year ended September 30, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended September 30, 2023	Year Ended September 30, 2022
Audit Fees	$25,400	$22,500
Audit-Related Fees	-	-
All Other Fees	-	-
Tax Fees	-	-
Total Fees	$25,400	$22,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1/31.2*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1/32.2**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BALLY, CORP.

Dated: December 22, 2023	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 22, 2023	By:	/s/ Haiping Hu
Haiping Hu
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

