Form 10-Q
period 2023-12-31
BALLY, CORP.
filed 2024-02-09
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-192387

BALLY, CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0917804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 401, Building 2, Qianwan Zhigu, Weishijiu Road Ningwei Street Xiaoshan District, Hangzhou, Zhejiang, China	311215
(Address of principal executive offices)	(Zip Code)

(86) 182 5883 0915

(Registrant’s telephone number, including area code)

986 Dongfang Rd,

One Hundred Shanshan Bldg 25th Fl,

Pudong Shanghai, China 200122

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

9,850,000 common shares issued and outstanding as of February 9, 2024.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2023

F-1

BALLY, CORP.

Balance Sheets

(Unaudited)

	December 31,	September 30,
	2023	2023

ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	33,120	6,750
Total Current Assets	33,120	6,750

Total Assets	$33,120	$6,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$1,189	$1,589
Due to shareholder	246,213	182,493
Total Current Liabilities and Total Liabilities	247,402	184,082

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(393,662)	(356,712)
Total Stockholders’ Deficit	(214,282)	(177,332)
Total Liabilities and Stockholders’ Deficit	$33,120	$6,750

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

Revenue	$-	$-

Expenses:
General and administrative	36,950	23,090
Total expenses	36,950	23,090

Loss before income tax provision	(36,950)	(23,090)
Income tax provision	-	-
Net loss	$(36,950)	$(23,090)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

BALLY, CORP.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three Months Ended December 31, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2023	-	$-	9,850,000	$985	$178,395	$(356,712)	$(177,332)

Net loss for the period	-	-	-	-	-	(36,950)	(36,950)
Balance – December 31, 2023	-	$-	9,850,000	$985	$178,395	$(393,662)	$(214,282)

For the Three Months Ended December 31, 2022

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

Net loss for the period	-	-	-	-	-	(23,090)	(23,090)
Balance – December 31, 2022	-	$-	9,850,000	$985	$178,395	$(344,417)	$(165,037)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(36,950)	$(23,090)
Changes in operating assets and liabilities:
Prepaid expenses	(26,370)	(11,250)
Shareholder advances funding operations	63,720	30,052
Accounts payable	(400)	4,288
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

BALLY, CORP.

Notes to Financial Statements

December 31, 2023

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13, 2013 and it is based in China. The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. To date, the Company’s activities have been limited to its formation and the raising of equity capital. The Company’s fiscal year end is September 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2023, and the results of operations and cash flows for the periods presented. The results of operations for the period ended December 31, 2023, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 22, 2023.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception. The Company had a net loss of $36,950 for the three months ended December 31, 2023, a working capital deficiency of $214,282 and an accumulated deficit of $393,662 as of December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of December 31, 2023, prepaid expenses included advanced payments for the annual quotation fee for the OTC Markets Group and professional advisory fees for filling Form 211 which was not filed as of December 31, 2023.

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

During the three months ended December 31, 2023, and 2022, the Company’s shareholder and sole officer advanced to the Company an amount of $63,720 and $30,052, respectively by paying for expenses on behalf of the Company.

As of December 31, 2023, and September 30, 2023, the Company was obligated to the shareholder and sole officer for a balance of $246,213 and $182,493, respectively, which is unsecured, non-interest-bearing and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On January 12, 2024, the majority shareholders of the Company sold 9,797,600 shares of common stock, par value $0.0001 per share (the “Common Stock”), representing 99.5% of the Company’s total outstanding shares of Common Stock, to eight buyers in a private agreement. Following consummation of the sale, the buyers collectively own 99.5% of the Company’s outstanding voting securities, resulting in a change in control of the Company.

Pursuant to shares transactions, the Company’s prior shareholder and sole officer assigned the outstanding balance due from the Company through the change of control in amount of $252,213 to new shareholders.

F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business” section in our Form 10-K, as filed with the SEC on December 22, 2023. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Changes in Control

On January 12, 2024, the majority shareholders of the Company sold 9,797,600 shares of common stock, par value $0.0001 per share, representing 99.5% of the Company’s total outstanding shares of Common Stock, to eight buyers in a private agreement. Following consummation of the sale, the buyers collectively own 99.5% of the Company’s outstanding voting securities, resulting in a change in control of the Company.

In connection with the change in control, Haiping Hu, the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, has tendered his resignation from all of his officer positions with the Company and as the sole director, which resignation will become effective ten days after the mailing of the Schedule 14F-1(the “Effective Date”) filed with the SEC and mailed on January 18, 2024.

Shitong Li was appointed by the Board of Directors of the Company (the “Board”) as Chief Executive Officer, Chief Financial Officer and Secretary of the Company, effective as of the Effective Date. In addition, the Board has appointed Kaichen Zheng as the sole director to fill the vacancy created following and simultaneously as the effectiveness of Haiping Hu’s resignation.

Our address after change in control is Room 401, Building 2, Qianwan Zhigu, Weishijiu Road Ningwei Street Xiaoshan District, Hangzhou, Zhejiang, China. Our telephone number is +86 182 5883 0915.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the periods ended December 31, 2023, and 2022, which are included herein.

Our operating results for the three months ended December 31, 2023, and 2022 and the changes between those periods for the respective items are summarized as follows.

Three months ended December 31, 2023, compared to Three months ended December 31, 2022:

	Three Months Ended
	December 31,
	2023	2022	Change
Revenue	$-	$-	$-
General and administrative	36,950	23,090	13,860
Net loss	$36,950	$23,090	$13,860

During the three months ended December 31, 2023, and 2022, we did not have any revenues.

Our financial statements report a net loss of $36,950 for the three months ended December 31, 2023, compared to a net loss of $23,090 for the three months ended December 31, 2022, solely from operating expenses. Operating expenses consist of professional fees of $36,950 and $22,050 and other general and administrative expenses of $0 and $1,040 for the three months ended December 31, 2023, and 2022, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2023, and September 30, 2023, respectively.

 Working Capital

	December 31,	September 30,
	2023	2023	Changes
Current Assets	$33,120	$6,750	$26,370
Current Liabilities	247,402	184,082	63,320
Working Capital Deficiency	$214,282	$177,332	$36,950

As of December 31, 2023 and September 30, 2023, our total current assets were $33,120 and $6,750, respectively, which were all attributed to prepaid expenses.

As of December 31, 2023, our current liabilities were $247,402 compared to $184,082 at September 30, 2023. Stockholders’ deficit was $214,282 as of December 31, 2023 compared to stockholders’ deficit of $177,332 as of September 30, 2023. The increase in current liabilities is primarily due to an increase in outstanding balance due to Haiping Hu (who is the Company’s major shareholder and sole director and officer until change in control) for payments made for operating expenses on behalf of the Company. Pursuant to the change in control, Haiping Hu, the Company’s prior shareholder and sole officer assigned the outstanding balance due from the Company through the change of control in amount of $252,213 to new shareholders.

Cash Flows

Three Months Ended
December 31,
	2023	2022
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the three months ended December 31, 2023, and 2022. During the three months ended December 31, 2023, and 2022, the Company’s shareholder and sole officer paid $63,720 and $30,052, respectively, on behalf of the Company for operating expenses.

Investing Activities

The Company did not use any funds for investing activities during the three months ended December 31, 2023, and 2022.

Financing Activities

The Company did not have any funds provided by financing activities during the three months ended December 31, 2023, and 2022.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenue since inception. The Company had a net loss of $36,950 for the three months ended December 31, 2023, a working capital deficiency of $214,282 and an accumulated deficit of $393,662 as of December 31, 2023. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source of cash at this time is investment by our shareholder, director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of December 31, 2023.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2023, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: February 9, 2024	/s/ Shitong Li
Shitong Li
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

