Form 10-Q
period 2024-03-31
BALLY, CORP.
filed 2024-05-06
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

9,850,000 common shares issued and outstanding as of May 6, 2024.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

BALLY, CORP.

Balance Sheets

(Unaudited)

	March 31,	September 30,
	2024	2023

ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	30,635	6,750
Total Current Assets	30,635	6,750

Total Assets	$30,635	$6,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$8,734	$1,589
Due to shareholders	253,830	182,493
Total Current Liabilities and Total Liabilities	262,564	184,082

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(411,309)	(356,712)
Total Stockholders’ Deficit	(231,929)	(177,332)
Total Liabilities and Stockholders’ Deficit	$30,635	$6,750

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	17,647	4,050	54,597	27,140
Total expenses	17,647	4,050	54,597	27,140

Loss before income tax provision	(17,647)	(4,050)	(54,597)	(27,140)
Income tax provision	-	-	-	-
Net loss	$(17,647)	$(4,050)	$(54,597)	$(27,140)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended March 31, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2023	-	$-	9,850,000	$985	$178,395	$(356,712)	$(177,332)

Net loss for the period	-	-	-	-	-	(36,950)	(36,950)
Balance – December 31, 2023	-	-	9,850,000	985	178,395	(393,662)	(214,282)

Net loss for the period	-	-	-	-	-	(17,647)	(17,647)
Balance – March 31, 2024	-	$-	9,850,000	$985	$178,395	$(411,309)	$(231,929)

For the Three and Six Months Ended March 31, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

Net loss for the period	-	-	-	-	-	(23,090)	(23,090)
Balance – December 31, 2022	-	-	9,850,000	985	178,395	(344,417)	(165,037)

Net loss for the period	-	-	-	-	-	(4,050)	(4,050)
Balance – March 31, 2023	-	$-	9,850,000	$985	$178,395	$(348,467)	$(169,087)

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(54,597)	$(27,140)
Changes in operating assets and liabilities:
Prepaid expenses	(23,885)	(7,500)
Shareholder advances funding operations	71,337	34,852
Accounts payable and accrued liabilities	7,145	(212)
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Assignment due to prior shareholder to new shareholders and officer	$252,213	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Notes to Financial Statements

March 31, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BALLY, CORP. (the “Company”) was incorporated in the State of Nevada on March 13,2013 and it is based in China. The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. To date, the Company’s activities have been limited to its formation and the raising of equity capital. The Company’s fiscal year end is September 30.

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

In connection with the change in control, Haiping Hu, the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, has tendered his resignation from all of his officer positions with the Company and as the sole director, which resignation became effective ten days after the mailing of the Schedule 14F-1 (the “Effective Date”) filed with the SEC and mailed on January 18, 2024.

The Company’s Board of Directors (“the Board”) appointed Shitong Li as Chief Executive Officer, Chief Financial Officer and Secretary of the Company, effective as of the Effective Date. In addition, the Board appointed Kaichen Zheng as the sole director to fill the vacancy created following and simultaneously as the effectiveness of Haiping Hu’s resignation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 22, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception. The Company had a net loss of $54,597 for the six months ended March 31, 2024, a working capital deficiency of $231,929 and an accumulated deficit of $411,309 as of March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of March 31, 2024, prepaid expenses included (i) the portion of unamortized annual quotation fee for the OTC Markets Group and annual business license fee for the NATCO and (ii) advanced payments for the professional advisory fees for filling Form 211 which was not filed as of March 31, 2024.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Pursuant to shares transaction dated January 12, 2024 (see Note 1), the Company’s prior shareholder and sole director and officer (Haiping Hu) assigned the outstanding balance due from the Company through the change of control in the amount of $252,213 to two new shareholders (Kaichen Zheng, also the current sole director and Shitong Li, also the current sole officer) by 50% each. The assigned balance is unsecured, non-interest-bearing and due on demand.

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

During the three months ended March 31, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $6,000 and $4,800, respectively by paying for expenses on behalf of the Company.

During the three months ended March 31, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $1,617 and $0, respectively by paying for expenses on behalf of the Company.

During the six months ended March 31, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $69,720 and $34,852, respectively by paying for expenses on behalf of the Company.

During the six months ended March 31, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $1,617 and $0, respectively by paying for expenses on behalf of the Company.

As of March 31, 2024, the Company was obligated to the current shareholders for a total balance of $253,830 (including assigned balance of $252,213 from prior shareholder), which is unsecured, non-interest-bearing and due on demand. Kaichen Zheng, the current major shareholder and sole director, and Shitong Li, the current major shareholder and sole officer, each has a balance of $126,915 as of March 31, 2024.

As of September 30, 2023, the Company was obligated to the prior shareholder and sole director and officer for a balance of $182,493, which is unsecured, non-interest-bearing and due on demand.

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

In connection with the change in control, Haiping Hu, the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and sole director, has tendered his resignation from all of his officer positions with the Company and as the sole director, which resignation became effective ten days after the mailing of the Schedule 14F-1 (the “Effective Date”) filed with the SEC and mailed on January 18, 2024.

Shitong Li was appointed by the Board of Directors of the Company (the “Board”) as Chief Executive Officer, Chief Financial Officer and Secretary of the Company, effective as of the Effective Date. In addition, the Board has appointed Kaichen Zheng as the sole director to fill the vacancy created following and simultaneously as the effectiveness of Haiping Hu’s resignation.

Our address after change in control is Room 401, Building 2, Qianwan Zhigu, Weishijiu Road Ningwei Street, Xiaoshan District, Hangzhou, Zhejiang, China. Our telephone number is +86 182 5883 0915.

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

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholders to continue to provide financial contributions.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the periods ended March 31, 2024, and 2023, which are included herein.

Our operating results for the three and six months ended March 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

Three months ended March 31, 2024, compared to Three months ended March 31, 2023:

	Three Months Ended
	March 31,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	17,647	4,050	13,597
Net loss	$17,647	$4,050	$13,597

During the three months ended March 31, 2024, and 2023, we did not have any revenues.

Our financial statements report a net loss of $17,647 for the three months ended March 31, 2024, compared to a net loss of $4,050 for the three months ended March 31, 2023, solely from operating expenses. Operating expenses consist of professional fees of $17,575 and $4,050 and other general and administrative expenses of $72 and $0 for the three months ended March 31, 2024, and 2023, respectively.

Six months ended March 31, 2024, compared to Six months ended March 31, 2023:

	Six Months Ended
	March 31,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	54,597	27,140	27,457
Net loss	$54,597	$27,140	$27,457

During the six months ended March 31, 2024, and 2023, we did not have any revenues.

Our financial statements report a net loss of $54,597 for the six months ended March 31, 2024, compared to a net loss of $27,140 for the six months ended March 31, 2023, solely from operating expenses. Operating expenses consist of professional fees of $54,525 and $26,100 and other general and administrative expenses of $72 and $1,040 for the six months ended March 31, 2024, and 2023, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2024, and September 30, 2023, respectively.

Working Capital

	March 31,	September 30,
	2024	2023	Changes
Current Assets	$30,635	$6,750	$23,885
Current Liabilities	262,564	184,082	78,482
Working Capital Deficiency	$231,929	$177,332	$54,597

As of March 31, 2024, and September 30, 2023, our total current assets were $30,635 and $6,750, respectively, which were all attributed to prepaid expenses.

As of March 31, 2024, our current liabilities were $262,564 compared to $184,082 at September 30, 2023. Stockholders’ deficit was $231,929 as of March 31, 2024, compared to stockholders’ deficit of $177,332 as of September 30, 2023. The increase in current liabilities is primarily due to an increase in outstanding balance due to shareholders. During the six months ended March 31, 2024, Haiping Hu (who was the Company’s major shareholder and sole director and officer until change in control) made payments for operating expenses on behalf of the Company in the amount of $69,720 until change in control and the two new shareholders (Kaichen Zheng, also the current sole director and Shitong Li, also the current sole officer) made payments for operating expenses on behalf of the Company in the amount of $1,617 after change in control.

Pursuant to the change in control on January 12, 2024, Haiping Hu, the Company’s prior shareholder and sole director and officer assigned the outstanding balance due from the Company through the change of control in the amount of $252,213 to the two new shareholders (Kaichen Zheng and Shitong Li) by 50% each.

Cash Flows

Six Months Ended
March 31,
	2024	2023
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the six months ended March 31, 2024, and 2023.

During the six months ended March 31, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $69,720 and $34,852, respectively by paying for expenses on behalf of the Company.

During the six months ended March 31, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $1,617 and $0, respectively by paying for expenses on behalf of the Company.

Investing Activities

The Company did not use any funds for investing activities during the six months ended March 31, 2024, and 2023.

Financing Activities

The Company did not have any funds provided by financing activities during the six months ended March 31, 2024, and 2023.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenue since inception. The Company had a net loss of $54,597 for the six months ended March 31, 2024, a working capital deficiency of $231,929 and an accumulated deficit of $411,309 as of March 31, 2024. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source of cash at this time is investment by our shareholder, director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Critical Accounting Policies and Estimates

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: May 6, 2024	/s/ Shitong Li
Shitong Li
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

