Form 10-Q
period 2024-06-30
BALLY, CORP.
filed 2024-08-06
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

9,850,000 common shares issued and outstanding as of August 6, 2024.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BALLY, CORP.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2024

 BALLY, CORP.

Balance Sheets

(Unaudited)

	June 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	32,638	6,750
Total Current Assets	32,638	6,750

Total Assets	$32,638	$6,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$1,188	$1,589
Due to shareholders	273,676	182,493
Total Current Liabilities and Total Liabilities	274,864	184,082

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(421,606)	(356,712)
Total Stockholders’ Deficit	(242,226)	(177,332)
Total Liabilities and Stockholders’ Deficit	$32,638	$6,750

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	10,297	5,235	64,894	32,375
Total expenses	10,297	5,235	64,894	32,375

Loss before income tax provision	(10,297)	(5,235)	(64,894)	(32,375)
Income tax provision	-	-	-	-
Net loss	$(10,297)	$(5,235)	$(64,894)	$(32,375)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000	9,850,000	9,850,000

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Statements of Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended June 30, 2024

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2023	-	$-	9,850,000	$985	$178,395	$(356,712)	$(177,332)

Net loss for the period	-	-	-	-	-	(36,950)	(36,950)
Balance – December 31, 2023	-	-	9,850,000	985	178,395	(393,662)	(214,282)

Net loss for the period	-	-	-	-	-	(17,647)	(17,647)
Balance – March 31, 2024	-	-	9,850,000	985	178,395	(411,309)	(231,929)

Net loss for the period	-	-	-	-	-	(10,297)	(10,297)
Balance – June 30, 2024	-	$-	9,850,000	$985	$178,395	$(421,606)	$(242,226)

For the Three and Nine Months Ended June 30, 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

Net loss for the period	-	-	-	-	-	(23,090)	(23,090)
Balance - December 31, 2022	-	-	9,850,000	985	178,395	(344,417)	(165,037)

Net loss for the period	-	-	-	-	-	(4,050)	(4,050)
Balance – March 31, 2023	-	-	9,850,000	985	178,395	(348,467)	(169,087)

Net loss for the period	-	-	-	-	-	(5,235)	(5,235)
Balance – June 30, 2023	-	$-	9,850,000	$985	$178,395	$(353,702)	$(174,322)

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(64,894)	$(32,375)
Changes in operating assets and liabilities:
Prepaid expenses	(25,888)	(3,750)
Shareholder advances funding operations	91,183	36,037
Accounts payable	(401)	88
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Assignment due to prior shareholder to new shareholders and officer	$252,213	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

BALLY, CORP.

Notes to Financial Statements

June 30, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the period ended June 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 22, 2023.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenue since inception. The Company had a net loss of $64,894 for the nine months ended June 30, 2024, a working capital deficiency of $242,226 and an accumulated deficit of $421,606 as of June 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of June 30, 2024, prepaid expenses included (i) the portion of unamortized annual quotation fee for the OTC Markets Group ($1,560), annual maintenance and filling fees of the Company’s report and tax return ($3,000) and annual business license fee for the NATCO ($578), and (ii) advanced payments for the professional advisory fees for filling Form 211 which was not filed as of June 30, 2024 ($27,500).

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

During the three months ended June 30, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $0 and $1,185, respectively by paying for expenses on behalf of the Company.

During the three months ended June 30, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $19,846 and $0, respectively by paying for expenses on behalf of the Company.

During the nine months ended June 30, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $69,720 and $36,037, respectively by paying for expenses on behalf of the Company.

During the nine months ended June 30, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $21,463 and $0, respectively by paying for expenses on behalf of the Company.

As of June 30, 2024, the Company was obligated to the current shareholders for a total balance of $273,676 (including assigned balance of $252,213 from prior shareholder), which is unsecured, non-interest-bearing and due on demand. Kaichen Zheng, the current major shareholder and sole director, and Shitong Li, the current major shareholder and sole officer, each have a balance of $136,838 as of June 30, 2024.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the periods ended June 30, 2024, and 2023, which are included herein.

Our operating results for the three and nine months ended June 30, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

Three months ended June 30, 2024, compared to Three months ended June 30, 2023:

	Three Months Ended
	June 30,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	10,297	5,235	5,062
Net loss	$10,297	$5,235	$5,062

During the three months ended June 30, 2024, and 2023, we did not have any revenues.

Our financial statements report a net loss of $10,297 for the three months ended June 30, 2024, compared to a net loss of $5,235 for the three months ended June 30, 2023, solely from operating expenses. Operating expenses consist of professional fees of $10,080 and $4,050 and other general and administrative expenses of $217 and $1,185 for the three months ended June 30, 2024, and 2023, respectively.

Nine months ended June 30, 2024, compared to Nine months ended June 30, 2023:

	Nine Months Ended
	June 30,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	64,894	32,375	32,519
Net loss	$64,894	$32,375	$32,519

During the nine months ended June 30, 2024, and 2023, we did not have any revenues.

Our financial statements report a net loss of $64,894 for the nine months ended June 30, 2024, compared to a net loss of $32,375 for the nine months ended June 30, 2023, solely from operating expenses. Operating expenses consist of professional fees of $64,605 and $30,150 and other general and administrative expenses of $289 and $2,225 for the nine months ended June 30, 2024, and 2023, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2024, and September 30, 2023, respectively.

Working Capital

	June 30,	September 30,
	2024	2023	Changes
Current Assets	$32,638	$6,750	$25,888
Current Liabilities	274,864	184,082	90,782
Working Capital Deficiency	$242,226	$177,332	$64,894

As of June 30, 2024, and September 30, 2023, our total current assets were $32,638 and $6,750, respectively, which were all attributed to prepaid expenses.

As of June 30, 2024, our current liabilities were $274,864 compared to $184,082 at September 30, 2023. Stockholders’ deficit was $242,226 as of June 30, 2024, compared to stockholders’ deficit of $177,332 as of September 30, 2023. The increase in current liabilities is primarily due to an increase in outstanding balance due to shareholders. During the nine months ended June 30, 2024, Haiping Hu (who was the Company’s major shareholder and sole director and officer until change in control) made payments for operating expenses on behalf of the Company in the amount of $69,720 until change in control and the two new shareholders (Kaichen Zheng, also the current sole director and Shitong Li, also the current sole officer) made payments for operating expenses on behalf of the Company in the amount of $21,463 after change in control.

Pursuant to the change in control on January 12, 2024, Haiping Hu, the Company’s prior shareholder and sole director and officer assigned the outstanding balance due from the Company through the change of control in the amount of $252,213 to the two new shareholders (Kaichen Zheng and Shitong Li) by 50% each.

Cash Flows

Nine Months Ended
June 30,
	2024	2023
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the nine months ended June 30, 2024, and 2023.

During the nine months ended June 30, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $69,720 and $36,037, respectively by paying for expenses on behalf of the Company.

During the nine months ended June 30, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $21,463 and $0, respectively by paying for expenses on behalf of the Company.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended June 30, 2024, and 2023.

Financing Activities

The Company did not have any funds provided by financing activities during the nine months ended June 30, 2024, and 2023.

Going Concern

As reflected in the accompanying financial statements, the Company has not generated any revenue since inception. The Company had a net loss of $64,894 for the nine months ended June 30, 2024, a working capital deficiency of $242,226 and an accumulated deficit of $421,606 as of June 30, 2024. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses, as we have not generated any revenues and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source of cash at this time is investment by our shareholder, director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer (who is also our principal executive officer and principal financial officer) in connection with the review of our financial statements as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

BALLY, CORP.
(Registrant)

Dated: August 6, 2024	/s/ Shitong Li
Shitong Li
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

