Form 10-K
period 2024-09-30
BALLY, CORP.
filed 2024-12-30
CIK 1591565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

Registrant’s telephone number, including area code: (86) 182 5883 0915

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2024, was $12,576 based on a $0.24 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,850,000 shares of common stock issued and outstanding as of December 30, 2024.

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

Changes in Control April 4, 2018

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

Changes in Control January 12, 2024

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

Our address after this change in control is Room 401, Building 2, Qianwan Zhigu, Weishijiu Road Ningwei Street, Xiaoshan District, Hangzhou, Zhejiang, China. Our telephone number is +86 182 5883 0915.

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

Employees

Our company has no employees. Our sole director and sole officer are both donating their time to the development of our company, and intend to do whatever work is necessary to bring us to the point of earning revenues. We estimate that our sole officer and sole director will be able to complete their required work and complete whatever work is necessary by spending 20 hours per week respectively without lending our company additional funds. If this is not the case and additional time and funds will be required, then they are both willing to commit additional time and funds although they have no commitment or contractual obligation to do so. We have no other employees, and do not foresee hiring any additional employees in the near future. We will be engaging independent contractors to design and develop our website and manage our internet marketing efforts.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

The Company has cloud-based security, and their computers and servers are fire walled. In addition, the Company does not allow virtual log-in on their computers.

ITEM 2. PROPERTIES

Our principal executive is currently located at Room 401, Building 2, Qianwan Zhigu, Weishijiu Road Ningwei Street, Xiaoshan District, Hangzhou, Zhejiang, China.

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

On December 30, 2024, the shareholders’ list showed 41 registered shareholders with 9,850,000 shares of common stock outstanding.

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

Recent Sales of unregistered securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended September 30, 2024 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended September 30, 2024.

Issuer Purchases of Equity Securities

We did not purchase any of our shares of common stock or other securities during the fiscal year ended September 30, 2024.

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

Results of Operations

Years ended September 30, 2024 and 2023

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended September 30, 2024 and 2023, which are included herein.

Our operating results for the years ended September 30, 2024 and 2023, and the changes between those years for the respective items are summarized as follows:

	Years Ended
	September 30,
	2024	2023	Change
Revenue	$-	$-	$-
General and administrative	75,191	35,385	39,806
Net loss	$75,191	$35,385	$39,806

During the years ended September 30, 2024 and 2023, we did not have any revenues.

Our financial statements report a net loss of $75,191 for the year ended September 30, 2024, compared to a net loss of $35,385 for the year ended September 30, 2023, solely from operating expenses. Operating expenses consist of professional fees of $74,685 and $34,200, and other general and administrative expenses of $506 and $1,185 for the years ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2024 and 2023, respectively.

Working Capital

	September 30,	September 30,
	2024	2023	Changes
Current Assets	$28,641	$6,750	$21,891
Current Liabilities	281,164	184,082	97,082
Working Capital Deficiency	$252,523	$177,332	$75,191

As of September 30, 2024 and 2023, our total current assets were $28,641 and $6,750, respectively, which were all attributed to prepaid expenses.

As of September 30, 2024, our current liabilities were $281,164 compared to $184,082 at September 30, 2023. Stockholders’ deficit was $252,523 as of September 30, 2024, compared to stockholders’ deficit of $177,332 as of September 30, 2023. The increase in current liabilities is primarily due to an increase in outstanding balance due to shareholders. During the year ended September 30, 2024, Haiping Hu (who was the Company’s major shareholder and sole director and officer until change in control) made payments for operating expenses on behalf of the Company in the amount of $69,720 until change in control and the two new shareholders (Kaichen Zheng, also the current sole director and Shitong Li, also the current sole officer) made payments for operating expenses on behalf of the Company in the amount of $27,763 after change in control.

Pursuant to the change in control on January 12, 2024, Haiping Hu, the Company’s prior shareholder and sole director and officer assigned the outstanding balance due from the Company through the change of control in the amount of $252,213 to the two new shareholders (Kaichen Zheng and Shitong Li) by 50% each.

Cash Flows

Years Ended
September 30,
	2024	2023
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash	$-	$-

Operating Activities

The Company did not use any funds for operating activities during the years ended September 30, 2024 and 2023.

During the years ended September 30, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $69,720 and $40,997, respectively by paying for expenses on behalf of the Company.

During the years ended September 30, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $27,763 and $0, respectively by paying for expenses on behalf of the Company.

Investing Activities

The Company did not use any funds for investing activities during the years ended September 30, 2024 and 2023.

Financing Activities

The Company did not have any funds provided by financing activities during the years ended September 30, 2024 and 2023.

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

Liquidity and Capital Resources

As of September 30, 2024, we had no cash, and our current assets were $28,641. As of September 30, 2024, our current liabilities were $281,164, and our stockholders’ deficit was $252,523. We do not have sufficient funds to operate it for the next twelve months. We have to issue debt or equity or enter into a strategic arrangement with a third party in order to finance our operations. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

For the year ended September 30, 2024, our company had a net loss of $75,191 and has earned no revenues. In addition, the Company had a working capital deficiency of $252,523 and an accumulated deficit of $431,903 at September 30, 2024. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing, shareholder loans and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Our only source of cash at this time is investment by our new shareholders.  We must raise cash to stay in business. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending September 30, 2025. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALLY, CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024, AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bally, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bally, Corp. (the “Company”) as of September 30, 2024 and 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended September 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company has not generated any revenues since inception. The Company had a net loss of $75,191 for the year ended September 30, 2024, a working capital deficiency of $252,523 and an accumulated deficit of $431,903 as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey
December 30, 2024

BALLY, CORP.

Balance Sheets

	September 30,	September 30,
	2024	2023
ASSETS
Current assets:
Cash	$-	$-
Prepaid expenses	28,641	6,750
Total Current Assets	28,641	6,750

Total Assets	$28,641	$6,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities:
Accounts payable	$1,188	$1,589
Due to shareholders	279,976	182,493
Total Current Liabilities and Total Liabilities	281,164	184,082

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
9,850,000 shares issued and outstanding	985	985
Additional paid-in capital	178,395	178,395
Accumulated deficit	(431,903)	(356,712)
Total Stockholders’ Deficit	(252,523)	(177,332)
Total Liabilities and Stockholders’ Deficit	$28,641	$6,750

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.

Statements of Operations

	Years Ended
	September 30,
	2024	2023

Revenue	$-	$-

Expenses:
General and administrative	75,191	35,385
Total expenses	75,191	35,385

Loss before income tax provision	(75,191)	(35,385)
Income tax provision	-	-
Net loss	$(75,191)	$(35,385)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,850,000	9,850,000

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.

Statements of Stockholders’ Deficit

For the Years Ended September 30, 2024 and 2023

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – September 30, 2022	-	$-	9,850,000	$985	$178,395	$(321,327)	$(141,947)

Net loss for the year	-	-	-	-	-	(35,385)	(35,385)
Balance – September 30, 2023	-	-	9,850,000	985	178,395	(356,712)	(177,332)

Net loss for the year	-	-	-	-	-	(75,191)	(75,191)
Balance – September 30, 2024	-	$-	9,850,000	$985	$178,395	$(431,903)	$(252,523)

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP.

Statements of Cash Flows

	Years Ended
	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(75,191)	$(35,385)
Changes in operating assets and liabilities:
Prepaid expenses	(21,891)	(6,000)
Shareholder advances funding operations	97,483	40,997
Accounts payable	(401)	388
Net Cash used in Operating Activities	-	-

Net change in cash	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

Supplemental Cash Flow Disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Assignment due to prior shareholder to new shareholders and officer	$252,213	$-

The accompanying notes are an integral part of these audited financial statements.

BALLY, CORP

Notes to the Financial Statements

For the Years Ended September 30, 2024 and 2023

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

The fair value of prepaid expenses, accounts payable and due to shareholders approximate their carrying amounts because of their immediate or short-term maturity.

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

As of September 30, 2024, and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding, as of September 30, 2024 and 2023.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception. The Company had a net loss of $75,191 for the year ended September 30, 2024, a working capital deficiency of $252,523 and an accumulated deficit of $431,903 as of September 30, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID EXPENSES

As of September 30, 2024, prepaid expenses included (i) the portion of unamortized annual quotation fee for the OTC Markets Group ($780) and annual business license fee for the NATCO ($361), and (ii) advanced payments for the professional advisory fees for filling Form 211 which was not filed as of September 30, 2024 ($27,500).

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

The provisions for federal income tax consist of the following:

	Years Ended
	September 30,
	2024	2023
Income tax expense (benefit) at statutory rate (21%)	$(15,790)	$(7,431)
Change in valuation allowance	15,790	7,431
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	September 30,	September 30,
	2024	2023
Net Operating Loss carryforward	$8,031	$37,051
Valuation allowance	(8,031)	(37,051)
Net deferred tax asset	$-	$-

As of September 30, 2024, the Company had approximately $38,241 of net operating losses (“NOL”), generated from January 12, 2024 to September 30, 2024, carried forward to offset taxable income in future years. These NOLs can be carryforward indefinitely.

Due to a change in control, the Company will not be able to carryover $393,662 of NOL generated before January 12, 2024 to offset future income.

A valuation allowance has been established for our deferred tax assets as their use is dependent on the generation of sufficient future taxable income, which cannot be predicted at this time. As of September 30, 2024, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. No interest and penalties have been recognized by us to date. Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and are subject to certain limitations in the event of cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Shareholders’ amounts represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by promissory notes.

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

During the years ended September 30, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $69,720 and $40,997, respectively by paying for expenses on behalf of the Company.

During the years ended September 30, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $27,763 and $0, respectively by paying for expenses on behalf of the Company.

As of September 30, 2023, the Company was obligated to the prior shareholder and sole director and officer for a balance of $182,493, which is unsecured, non-interest-bearing and due on demand.

As of September 30, 2024, the Company was obligated to the current shareholders for a total balance of $279,976 (including assigned balance of $252,213 from prior shareholder), which is unsecured, non-interest-bearing and due on demand. Kaichen Zheng, a current major shareholder and sole director, and Shitong Li, a current major shareholder and sole officer, each have a balance of $139,988 as of September 30, 2024.

NOTE 7 - EQUITY

Preferred Stock

The Company has 20,000,000 authorized preferred shares with a par value of $0.0001 per share.

There were no shares of preferred stock issued and outstanding as of September 30, 2024 and 2023.

Common Stock

The Company has 100,000,000 authorized common shares with a par value of $0.0001 per share.

As of September 30, 2024 and 2023, there were 9,850,000 shares of common stock issued and outstanding, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of September 30, 2024. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2024 because it identified the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2024 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company		Date First Elected or Appointed
Shitong Li(1)	Chief Executive Officer, Chief Financial Officer, and Secretary	34	January 18, 2024
Kaichen Zheng(2)	Director	38	January 18, 2024
Haiping Hu(3)	Former Chief Executive Officer, Chief Financial Officer, Secretary and Director	57	April 4, 2018

(1)	Shitong Li was appointed as Chief Executive Officer, Chief Financial Officer, and Secretary on January 18, 2024 effective upon change in control.
(2)	Kaichen Zheng was appointed as Director on January 18, 2024 effective upon change in control.
(3)

In connection with the change in control, Haiping Hu, the Company’s former Chief Executive Officer, Chief Financial Officer, Secretary and Director, has tendered his resignation from all of his officer positions with the Company and as the sole director, which resignation became effective ten days after the mailing of the Schedule 14F-1 (the “Effective Date”) filed with the SEC and mailed on January 18, 2024.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shitong Li - Chief Executive Officer, Chief Financial Officer, and Secretary

Mr. Shitong Li has been serving as Chief Executive Officer of Hangzhou Zhigu Digital Energy Technology Co., Ltd. since 2021. From January 2017 to February 2021, Mr. Li served as the general manager of Chuangrong Payment Co., Ltd. Mr. Li obtained his bachelor’s degree in logistics management from Zhengzhou University.

Our company believes that Mr. Li’s professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Kaichen Zheng – Director

Mr. Kaichen Zheng has been serving as the president of Hangzhou Zhigu Digital Energy Technology Co., Ltd. since March 2021. From June 2019 to February 2021, Mr. Zheng served as the general manger of Jinan Xiantou Management Consulting Co., Ltd. From January 2018 to May 2019, Mr. Zheng served as the head of industrial development department of Jinan Xianxing Investment Group Co., Ltd. From January 2013 to December 2017, Mr. Zheng served as the deputy general manager of Shaanxi Culture Technology Group Co., Ltd. From May 2010 to December 2012, Mr. Zheng served as the marketing director of Shanghai Tanghetang Biotechnology Co., Ltd. Mr. Zheng obtained his bachelor’s degree in environmental art design from Xinyang Normal University.

Our company believes that Mr. Zheng’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Haiping Hu - Former Chief Executive Officer, Chief Financial Officer, Secretary and Director.

Mr. Hu has been serving as president of Global Mentor Board (Beijing) IT Co. Ltd since 2015. In addition, from 2012 until 2015, Mr. Hu served as the president and CEO of Shanshan Commodities Group Corporation. Mr. Hu obtained his bachelor’s degree in process automation and his master’s degree in chemical engineering from Zhejiang University.

Our company believes that Mr. Hu’s professional background experience gives him the qualifications and skills necessary to serve as the sole officer and director of our company before change in control.

Term of Officer

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

13

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

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended September 30, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2024, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer (the Company has no other executive officers)

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shitong Li(1)	2024	-	-	-	-	-	-	-	-
CEO, CFO, and Secretary	2023	-	-	-	-	-	-	-	-

Haiping Hu(2)	2024	-	-	-	-	-	-	-	-
Former CEO, CFO, Secretary, and Director	2023	-	-	-	-	-	-	-	-

(1)	Mr. Li was appointed as CEO, CFO, and Secretary on January 18, 2024
(2)	Mr. Hu resigned as CEO, CFO, Secretary and as a director on January 18, 2024.

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

Grants of Plan-Based Awards

During the fiscal year ended September 30, 2024 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended September 30, 2024 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended September 30, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 30, 2024, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Named Executive Officers and Directors:
Shitong Li No.10, Xiaoli Village, Baofeng County, Henan Province, Daying Town, 467492, CH	2,449,400 Common / Direct	24.87%
Kaichen Zheng Qianzheng Village, Jiaomiao Town, Qihe County, Shandong Province, 251120, CH	2,547,376 Common /Direct	25.86%
All Directors and Executive Officers as a Group	4,996,776 Common	50.73%

Other Stockholder more than 5%
Yilan Chen No. 752, Toogou Village, Wulian County, Shandong, Jiejie Town, 262308, CH	1,469,640 Common /Direct	14.92%
Huanan Xu Room 903, Unit 2, Building 11, Huayuanli, Deqing County, Zhejiang Province, Yuyue Town, 313213, CH	979,760 Common /Direct	9.95%
Baodong Shen No.53, Group 8, North Committee, Shangzhi City, Heilongjiang Province, Maoershan Town, 150611, CH	965,064 Common /Direct	9.80%

Other Stockholders
Nini Liu Room 401, Unit 1, Building 17, Wangfu Garden, No 7 Neighborhood Committee, Ordos City, Inner Mongolia, Wulan Town, Etuoke Banner, CH	484,981 Common / Family relation with Director	4.92%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 30, 2024. As of December 30, 2024, there were 9,850,000 shares of our company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years, there were no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceed or will exceed $120,000; and

●

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing had, or will have, a direct or indirect material interest.

Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Shareholders’ amounts represent advances or amounts paid on behalf of the Company in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by promissory notes.

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

During the years ended September 30, 2024, and 2023, the Company’s prior shareholder and sole director and officer advanced to the Company an amount of $69,720 and $40,997, respectively by paying for expenses on behalf of the Company.

During the years ended September 30, 2024, and 2023, the Company’s current shareholders advanced to the Company an amount of $27,763 and $0, respectively by paying for expenses on behalf of the Company.

As of September 30, 2023, the Company was obligated to the prior shareholder and sole director and officer for a balance of $182,493, which is unsecured, non-interest-bearing and due on demand.

As of September 30, 2024, the Company was obligated to the current shareholders for a total balance of $279,976 (including assigned balance of $252,213 from prior shareholder), which is unsecured, non-interest-bearing and due on demand. Kaichen Zheng, a current major shareholder and sole director, and Shitong Li, a current major shareholder and sole officer, each have a balance of $139,988 as of September 30, 2024.

Director Independence

We currently act with one director, Kaichen Zheng. We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2024 and for fiscal year ended September 30, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended September 30, 2024	Year Ended September 30, 2023
Audit Fees	$27,500	$25,400
Audit-Related Fees	-	-
All Other Fees	-	-
Tax Fees	-	-
Total Fees	$27,500	$25,400

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

BALLY, CORP.

Dated: December 30, 2024	By:	/s/ Shitong Li
Shitong Li
Chief Executive Officer, Chief Financial Officer, and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2024	By:	/s/ Shitong Li
Shitong Li
Chief Executive Officer, Chief Financial Officer, and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

